Form 10-Q
period 2005-06-30
TAC Acquisition Corp.
filed 2005-08-15
CIK 1320716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-51340

TAC ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-2443085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 SOUND SHORE DRIVE, SUITE 255

GREENWICH, CONNECTICUT 06830

(Address of principal executive office)

(203) 983-5276

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of August 12, 2005 was 27,000,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Reference is made to our financial statements and accompanying notes beginning on Page F-1 of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	economic downturns or recessions may impair our prospects for finding a suitable target business for a business combination or the financial condition of a target business once identified;

•	competition from other entities seeking to acquire or make an investment in the technology-related sector may adversely affect our ability to identify a suitable target business for a business combination or to negotiate an attractive price at which to acquire a target business once identified;

•	a contraction of available credit and/or an inability to access the equity markets could impair our ability to finance or consummate a business combination;

•	the risks associated with the possible disruption of the Company’s search for a target business due to terrorism; and

•	the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We undertake no obligation to update such statements to reflect subsequent events.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

We were formed on March 3, 2005 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the technology-related sector. We intend to use cash derived from the net proceeds of our initial public offering, which closed on July 1, 2005, and the exercise by the underwriters of their over-allotment option, which closed on August 12, 2005, together with any additional financing arrangements that we undertake, to effect a business combination.

Through June 30, 2005, our efforts have been limited to organizational activities and activities relating to our initial public offering; we have neither engaged in any operations nor generated any revenues. As of June 30, 2005, we had accrued expenses and accrued offering costs of approximately $1,000 and $489,265, respectively. In addition, we had cash of approximately $151,000, which was principally funded pursuant to a $150,000 note issued to one of our initial stockholders.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

Recent Developments

On July 1, 2005, we consummated our initial public offering. The net proceeds from our initial public offering was approximately $110,800,000, after deducting offering expenses of approximately $800,000 and underwriting discounts of $8,400,000, including $1,200,000 attributable to the lead underwriter’s non-accountable expense allowance of 1% of the gross proceeds of the initial public offering. Of this amount, $109,900,000 was placed in trust, with approximately $900,000 remaining.

On August 12, 2005, the underwriters for our initial public offering exercised their over-allotment option and purchased 2,000,000 additional units. The net proceeds from the exercise of the over-allotment option was approximately $11,280,000, after deducting underwriting discounts of $720,000. All the net proceeds from the exercise of the over-allotment option have been placed in trust. We have not yet determined the amount of any expenses attributable to the sale of units pursuant to the exercise of the over-allotment option.

As of August 12, 2005, after giving effect to the sale of units pursuant to the exercise of the over-allotment option, approximately $121,180,000 was held in trust and we had approximately $800,000 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

We will use substantially all of the net proceeds discussed above to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting one or more operating businesses, and structuring, negotiating and consummating the business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses, if any. However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

•	may significantly reduce the equity interest of our stockholders;

•	will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•	our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

We believe that we have sufficient funds to allow us to operate for at least the next 18 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $250,000 of expenses for legal and accounting fees attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	approximately $100,000 for reimbursement of out-of-pocket expenses for the due diligence and investigation of a target business;

•	approximately $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

•	approximately $400,000 for general working capital that will be used for miscellaneous expenses and reserves, including expenses of structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses.

We have also sold to Wedbush Morgan Securities Inc., for $100, an option to purchase up to a total of 1,000,000 units, consisting of one share of common stock and two warrants, at $7.50 per unit, from the consummation of the business combination until up to five years after July 1, 2005, the date we completed our initial public offering. The warrants underlying such units will have terms that are identical to those being issued in the current offering, with the exception of the exercise price, which will be set at $6.65 per warrant. The purchase option may be transferred, in whole or in part, to any subsidiary or affiliate of Wedbush Morgan Securities Inc. upon notice to the Company, or to any third party transferee, subject to the Company’s consent. The purchase option also contains a cashless exercise feature that allows the holder of the purchase option to receive units on a net exercise basis. In addition, the purchase option provides for registration rights that will permit the holder of the purchase option to demand that a registration statement be filed with respect to all or any part of the securities underlying the purchase option within five years of July 1, 2005, the date we completed our initial public offering. Further, the holder of the purchase option is entitled to piggy-back registration rights in the event we undertake a subsequent registered offering within seven years of June 28, 2005, the date of the prospectus relating to our initial public offering.

On July 1, 2005, we used $150,000 of our general working capital to repay the note payable to our initial stockholder, Mr. Royce. The loan was repaid in full, without interest, and cancelled.

On July 11, 2005, we used $110,000 of our general working capital to pay premiums associated with our directors and officers liability insurance.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this prospectus, before making a decision to invest in our securities. If any of the following events occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. In connection with the following discussion, “you” refers to investors in our securities.

For the avoidance of doubt, unless otherwise stated in this section, references to the initial public offering shall mean the initial public offering, including the exercise by the underwriters of their over-allotment option.

Risks associated with our business

We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the technology-related sector. We will not generate any revenues (other than interest income on the proceeds of initial public offering) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of our net assets at the time of acquisition by July 1, 2006 (or January 1, 2007 if a letter of intent, agreement in principle or a definitive agreement has been executed by July 1, 2006 and the business combination relating thereto has not yet been consummated by such date). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

If we are forced to liquidate before a business combination, you may receive less than the amount for which you purchased our shares upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation may be less than the price at which you purchased our shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies under Federal securities laws.

As we had net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC, which included audited financial statements, upon consummation of our initial public offering, we believe that we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419 under the Securities Act of 1933, as amended. Accordingly, investors will not be afforded the benefits or protections of those rules.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by our stockholders could be less than the expected $5.50 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the expected $5.50, plus interest, due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Jonathan Cohen, our chief executive officer, and Saul Rosenthal, our president, may be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of certain prospective target businesses and vendors that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. Cohen and Rosenthal will be able to satisfy those obligations.

As we have not currently selected any prospective target businesses with which to complete a business combination, our investors will be unable to currently ascertain the merits or risks of any particular target business’ operations.

As we have not yet identified any prospective target businesses, our investors have no current basis to evaluate the possible merits or risks of any particular target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in any particular target business.

We may issue shares of our capital stock, including pursuant to convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Currently, there are 326,000,000 authorized but unissued shares of our common stock available for issuance (after giving effect to the reservation of shares issuable upon full exercise of our outstanding warrants and a purchase option granted to Wedbush Morgan Securities Inc.) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of our offering to issue any securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including pursuant to convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•	may significantly reduce your equity interest in us;

•	will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

Although we have no commitments as of this date to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to issue a substantial amount of notes or other debt securities, or opt to incur substantial debt, or a combination of both, to complete a business combination. The issuance of notes or other debt securities, or the incurrence of debt:

•	may lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to service our debt obligations;

•	may cause an acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in the terms of any debt instruments, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	may create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•	may hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

Our ability to be successful after a business combination will be largely dependent upon the efforts of our key personnel, some of whom may join us following a business combination and may be unfamiliar with the requirements of operating a public company.

Our ability to successfully effect a business combination will be completely dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Specifically, the members of our current management are not obligated to remain with us subsequent to a business combination. We will not require that the resignation or retention of our current management be included as a condition in any agreement with respect to a business combination. Although some members of our management and other key personnel, particularly our chairman of the board, chief executive officer and president, may remain associated with us following a business combination, we intend to employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such matters. This could be expensive and time-consuming and could lead to various regulatory problems that may adversely affect our operations.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative impact on our ability to consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. For example, Jonathan Cohen, our chief executive officer, Saul Rosenthal, our president, and Steven Novak, one of our directors, each serve in similar capacities for Technology Investment Capital Corp., a publicly-traded business development company that invests primarily in the debt and/or equity of technology-related companies. In addition, Messrs. Cohen and Rosenthal each serve in similar capacities for T2 Advisers, LLC, an investment adviser to a fund, T2 Income Fund Limited, established and operated in Guernsey for the purpose of investing primarily in the debt and equity of foreign companies operating in the technology-related sector. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors are currently, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors are currently, and may in the future become, affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. For example, as discussed above, Jonathan Cohen, our chief executive officer, Saul Rosenthal, our president, and Steven Novak, one of our directors, each serve in similar capacities for Technology Investment Capital Corp. In addition, as discussed above, Messrs. Cohen and Rosenthal each serve in similar capacities for T2 Advisers, LLC. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

Because all but one of our directors own shares of our securities that will not participate in liquidation distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All but one of our directors own stock in our company, but have, with respect to those shares of common stock acquired by them prior to our initial public offering, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Additionally, one of our initial stockholders, Charles Royce, has agreed to purchase up to an aggregate of $2 million of our warrants, subject to certain conditions, through open market transactions within the first sixty trading days after such warrants begin trading separately from our shares of common stock. Those shares and warrants owned by our directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. Consequently, our directors’ discretion in identifying and selecting suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

In addition, our directors purchased their shares of our common stock for a nominal amount and, as a result, they will likely realize a significant gain upon a sale of their shares following the consummation of any business combination, including a business combination that may not be in our stockholders’ best interests. This circumstance may give rise to a conflict of interest in identifying and selecting a suitable target business so as to avoid liquidation

We may engage in a business combination with one or more target businesses that have relationships with entities with which our initial stockholders also have relationships, which may raise potential conflicts of interest.

In light of Messrs. Cohen’s and Rosenthal’s involvement with Technology Investment Capital Corp., a publicly traded business development company principally investing in the debt and/or equity of technology-related companies, and T2 Income Fund Limited, a Guernsey-based fund principally investing primarily in the debt and/or equity of foreign technology-related companies, and our objective of effecting a business combination with one or more operating businesses in the technology-related sector, we may decide to acquire one or more of the portfolio companies in which Technology Investment Capital Corp. or T2 Income Fund Limited has an investment in connection with the business combination, subject to any limitations imposed on such a business combination by the Investment Company Act of 1940, as amended. Despite our agreement to obtain an opinion from an independent investment banking firm that a business combination with a portfolio company of Technology Investment Capital Corp. is fair to our stockholders from a financial point of view, potential conflicts of interest may still exist, and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as it would have been absent any conflicts of interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as the purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may become depressed, and you may find it more difficult to sell our securities.

It is probable that we will complete a single business combination, which may cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds from our initial public offering provided us with approximately $122,080,000 (after deducting underwriting discounts and offering expenses), which we may use to identify a target business and consummate a business combination. While we may seek to effect a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets at the time of such acquisition. We may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties inherent in consummating the contemporaneous acquisition of more than one operating business. Therefore, it is probable that we will complete an initial business combination with a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

•	result in our dependency upon the performance of a single or small number of operating businesses;

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

•	our obligation to seek stockholder approval of a business combination may delay the consummation of a business combination;

•	our obligation to convert into cash shares of our common stock in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and the purchase option granted to Wedbush Morgan Securities Inc., and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination.

In addition, because our business combination may entail the contemporaneous acquisition of several operating businesses and may be with several different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular business combination. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of target businesses, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure or abandon that particular business combination and seek alternative target business candidates. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target businesses. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target businesses. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders, including our officers and directors, collectively own approximately 19% of our issued and outstanding shares of common stock. Additionally, one of our initial stockholders, Charles Royce, has agreed to purchase up to an aggregate of $2 million of our warrants, subject to certain conditions, through open market transactions within the first sixty trading days after such warrants begin trading separately from our shares of common stock. Any exercise of these warrants by Mr. Royce would substantially increase his relative percentage ownership in us.

In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders; however, they may cast votes with respect to any shares of common stock acquired in connection with or following our initial public offering in any manner as they may determine in their discretion. As a result, an initial stockholder who acquires shares during or after our initial public offering may vote against the proposed business combination with respect to those shares, and retain the right to exercise the conversion rights attributable to such shares in the event that a business combination transaction is approved by a majority of our public stockholders.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome of any election. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing units or shares in the aftermarket, and they will have full voting rights with respect to any shares of common stock they so acquire. If they make such acquisitions, we cannot assure you that our initial stockholders will not have considerable influence over matters requiring a stockholder vote.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, as part of the units, we issued warrants to purchase 44,000,000 shares of common stock. In addition, we have agreed to sell Wedbush Morgan Securities Inc. an option to purchase up to a total of 1,000,000 units that, if exercised, would result in the issuance of warrants to purchase an additional 2,000,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock they acquired prior to our initial public offering in certain circumstances. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 5,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock may have an adverse effect on the market price of our common stock.

In addition, the existence of these rights may make it more difficult to effect a business combination or increase the cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

The number of jurisdictions in which you may engage in resale transactions involving our securities may be limited.

Under the National Securities Markets Improvement Act of 1996, the resale of the units, from and after June 28, 2005, and the common stock and warrants comprising the units, once they become separately transferable, are exempt from state registration requirements because we will file periodic and annual reports under the Securities Exchange Act of 1934. However, states are permitted to require notice filings and collect fees with regard to these transactions and a state may suspend the offer and sale of securities within such state if any such required filing is not made or fee is not paid. Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Massachusetts, Minnesota,

Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Dakota, Utah, Virginia, Washington, West Virginia, Wisconsin and Wyoming either do not presently require any notice filings or fee payments or have not yet issued rules or regulations indicating whether notice filings or fee payments will be required.

The District of Columbia, Illinois, Maryland, Michigan, Montana, New Hampshire, North Dakota, Oregon, South Carolina, Tennessee, Texas and Vermont currently permit the resale of the units, and the common stock and warrants comprising the units, once they become separately transferable, if the proper notice filings and fees have been submitted. We have not yet determined in which, if any, of these states we will submit the required filings or pay the required fee. Additionally, if any of these states that has not yet adopted a statute relating to the National Securities Markets Improvement Act adopts such a statute in the future requiring a filing or fee or if any state amends its existing statutes with respect to its requirements, we would need to comply with those new requirements in order for the securities to continue to be eligible for resale in those jurisdictions.

Under the National Securities Markets Improvement Act, the states retain the jurisdiction to investigate and bring enforcement actions with respect to fraud or deceit, or unlawful conduct by a broker or dealer, in connection with the sale of securities. Although we are not aware of a state having used these powers to prohibit or restrict resales of securities issued by blank check companies generally, certain state securities commissioners view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the resale of securities of blank check companies in their states.

You should consult with your own financial and legal advisors to determine if you are eligible to resell our securities in a particular jurisdiction.

Our securities are quoted only on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq National Market or a national securities exchange.

Our securities are traded in the over-the-counter market and are quoted only on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by The Nasdaq Stock Market, Inc., but not included in the Nasdaq National Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq National Market or a national securities exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of our securities, each of which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration and regulation as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities currently subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in a money market fund, selected by us, which invests principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition with specific maturity dates. By restricting the investment of the proceeds to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the Investment Company Act of 1940, compliance with these additional regulatory burdens would require additional expense for which we have not accounted or budgeted.

Our directors, including those who serve on our Audit Committee, may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because all but one of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Subject to availability of proceeds not placed in the trust account, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. We do not intend to require, however, that the reimbursement of such out-of-pocket expenses in excess of the available proceeds not deposited in the trust account be included as a condition in any agreement with respect to a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by our stockholders.

Risks associated with the technology-related sector

Our investments in technology-related companies may be extremely risky and we could lose all or part of our investments.

An investment in technology-related companies may be extremely risky relative to an investment in companies operating in other sectors due, in part, to the following factors:

•	technology-related companies typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	because technology-related companies tend to be privately owned, there is generally little publicly available information about these businesses; therefore, we may not learn all of the material information we need to know regarding these businesses;

•	technology-related companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the operations of any technology-related company we may acquire; and

•	technology-related companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

The technology industry is highly cyclical, which may affect our future performance and ability to sell our products, and in turn, hurt our profitability.

Technology products and services tend to be relatively expensive and buyers tend to defer purchases during periods of economic weakness, opting instead to continue to use what they already own. Conversely, during periods of economic strength, technology sales frequently exceed expectations. As a consequence, revenues and earnings for technology companies may fluctuate more than those of less economically sensitive companies. Due to the cyclical nature of the technology industry, inventories may not always be properly balanced, resulting in lost sales when there are shortages or write-offs when there are excess inventories. This may adversely affect the business, financial condition, and results of operations of any target businesses that we may acquire.

If we are unable to keep pace with the changes in the technology industry, the products of any target business that we acquire could become obsolete and it could hurt our business, financial condition, results of operations and prospects following a business combination.

The technology industry is generally characterized by intense, rapid changes, often resulting in product obsolescence or short product life cycles. Our ability to compete after the consummation of a business combination will be dependent upon our ability to keep pace with changes in this industry. If we are ultimately unable to adapt our operations as needed, our business, financial condition, results of operations and prospects following a business combination will be adversely affected.

The technology sector is highly competitive and we may not be able to compete effectively which could adversely affect our business, financial condition, results of operations and prospects following a business combination.

The technology industry is rapidly evolving and intensely competitive. We expect competition to intensify in the future. Many of the competitors we will face upon consummation of a business combination may have significantly greater financial, technical, marketing and other resources than we do. In addition, the management of our competitors may have greater operating resources and experience in the technology-related sector. Some of these competitors may also offer a wider range of services than we can and have greater name recognition and a larger client base. These competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. If we are unable to compete effectively following a business combination, our business, financial condition, results of operations and prospects could be materially adversely affected.

We may be unable to protect or enforce the intellectual property rights of any target businesses that we acquire.

After completing a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, trade dress, and trade secrets will be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire. Despite our efforts to protect those proprietary technology and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Our competitors may file patent applications or obtain patents and proprietary rights that block or compete with our patents. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could be time consuming and result in substantial costs and diversions of resources, either of which could have a material adverse effect on our competitive position and business. Depending on the target business or businesses that we acquire, it is likely that we will have to protect copyrights, trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. With respect to certain proprietary rights, such as trademarks and copyrighted materials, of the target business or businesses that we will acquire, we expect that the target business or businesses will have entered into license agreements in the past and will continue to enter into such agreements in the future. These licensees may take actions that diminish the value of such target business or businesses’ proprietary rights or cause harm to such target business or businesses’ reputation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of August 12, 2005, approximately $121,180,000 of the net proceeds of our initial public offering was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in the Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund that invests principally in short-term securities issued or guaranteed by the United States. As of August 12, 2005, the effective annualized interest rate payable on our investment was approximately 2.5%. Assuming no other changes to our holdings as of August 12, 2005, a 1% decrease in the underlying interest rate payable on our investment in the Goldman Sachs Financial Square Treasury Instruments Fund as of August 12, 2005 would result in a decrease of approximately $300,000 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on March 3, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of June 30, 2005, we, including our Chief Executive Officer, who also serves as our Principal Account Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting since our inception on March 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not engaged in any unregistered sales of equity securities during the three months ended June 30, 2005.

The net proceeds from our initial public offering was approximately $110,800,000, after deducting offering expenses of approximately $800,000 and underwriting discounts of $8,400,000, including $1,200,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds of the initial public offering. As of July 1, 2005, $109,900,000 of this amount had been placed in trust for purposes of consummating a business combination, with approximately $900,000 remaining.

On August 12, 2005, the underwriters for our initial public offering exercised their over-allotment option and purchased 2,000,000 additional units. The net proceeds from the exercise of the over-allotment option was approximately $11,280,000, after deducting underwriting discounts of $720,000. All the net proceeds from the exercise of the over-allotment option have been placed in trust. We have not yet determined the amount of any expenses attributable to the sale of units pursuant to the exercise of the over-allotment option.

On July 1, 2005, we used $150,000 of our general working capital to repay the note payable to our initial stockholder, Mr. Royce. The loan was repaid in full, without interest, and cancelled.

On July 11, 2005, we used $110,000 of our general working capital to pay premiums associated with our directors and officers liability insurance.

As of August 12, 2005, after giving effect to the sale of units pursuant to the exercise of the over-allotment option, approximately $121,180,000 was held in trust and we had approximately $800,000 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders.

On June 1, 2005, by unanimous written consent, our stockholders approved the adoption of an Amended and Restated Certificate of Incorporation, which was adopted on June 1, 2005.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation *

3.2	By-laws **

4.1	Specimen Unit Certificate ***

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.4) *

4.4	Form of Warrant Agreement entered into by and between The Bank of New York and the Registrant *

4.5	Form of Purchase Option issued to Wedbush Morgan Securities Inc. *

10.1	Form of Letter Agreement entered into by and between the Registrant and each of the Initial Stockholders ****

10.2	Form of Letter Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the Initial Stockholders ***

10.3	Form of Lock-up Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the Initial Stockholders ***

10.4	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant *

10.5	Form of Trust Agreement entered into by and between The Bank of New York and the Registrant *

10.6	Promissory Note **

10.7	Form of Registration Rights Agreement entered into by and among the Registrant and each of the Initial Stockholders *

10.8	Form of Warrant Purchase Commitment Agreement entered into by and between the Registrant and Charles Royce ***
31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter *

*	Previously filed in connection with amendment no. 3 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-12382) filed on June 2, 2005.
**	Previously filed in connection with TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on March 17, 2005.
***	Previously filed in connection with amendment no. 1 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on April 28, 2005.
****	Previously filed in connection with amendment no. 2 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on May 17, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAC Acquisition Corp.

	By:	/s/ Jonathan H. Cohen
Chairman of the Board and
Chief Executive Officer
(Principal Accounting Officer)
Date: August 15, 2005

BALANCE SHEET

TAC ACQUISITION CORP.

(a development stage company)

Balance Sheet

June 30, 2005
(unaudited)
ASSETS
Current assets:
Cash	$151,000
Deferred offering costs	489,265

Total assets	$640,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$1,000
Accrued offering costs	489,265
Stockholder Note payable	150,000

Total current liabilities	640,265

STOCKHOLDERS’ EQUITY
Common stock-$.0001 par value; 400,000,000 shares authorized; 5,000,000 issued and outstanding	500
Preferred stock-$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	0
Additional paid-in capital	500
Deficit accumulated during the development stage	(1,000)

Total stockholders’ equity	0

Total liabilities and stockholders’ equity	$640,265

See notes to financial statements

STATEMENT OF OPERATIONS

TAC ACQUISITION CORP.

(a development stage company)

Statement of Operations

March 3, 2005 (Date of Inception) Through June 30, 2005
(unaudited)
Formation and operating costs	$1,000

Net loss for the period	$(1,000)

Weighted average number of shares outstanding	5,000,000

Net loss per share	$0.00

See notes to financial statements

STATEMENT OF STOCKHOLDERS EQUITY

TAC ACQUISITION CORP.

(a development stage company)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance—March 3, 2005 (date of inception)
Contributions from founders	5,000,000	$500			$500
Additional paid-in capital			$500		$500
Net loss				$(1,000)	(1,000)

Balance—June 30, 2005	5,000,000	$500	$500	$(1,000)	$0

See notes to financial statements

STATEMENT OF CASH FLOWS

TAC ACQUISITION CORP.

(a development stage company)

Statement of Cash Flows

March 3, 2005 (Date of Inception) Through June 30, 2005
(unaudited)
Cash flows from operating activities:
Net loss	$(1,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in:
Accrued expenses	1,000

Net cash provided by operating activities	0

Cash flows from financing activities:
Proceeds from note payable to stockholder	150,000
Issuance of shares to founders	1,000

Net cash provided by financing activities	151,000

Net increase in cash and cash equivalents	151,000

Cash and cash equivalents—beginning of period	0

Cash and cash equivalents—end of period	$151,000

See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TAC ACQUISITION CORP.

(a development stage company)

Notes to Financial Statements

June 30, 2005

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION

TAC Acquisition Corp. (the “Company”) was incorporated in Delaware on March 3, 2005. The Company was formed to serve as a vehicle for the acquisition of an operating business in the technology-related sector through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Company’s July 1, 2005 offering of Units (as defined in Note C below), including pursuant to the exercise by the underwriters of their over-allotment option, (the “Initial Public Offering”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the technology-related sector (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, at least ninety percent (90%) of the net proceeds, after payment of certain amounts to the underwriter, will be held in a trust account (“Trust Account”) and invested in money market funds composed of securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Initial Public Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

In the event that the Company does not consummate a Business Combination by July 1, 2006, or January 1, 2007 if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Initial Public Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Initial Public Offering discussed in Note C).

Going concern consideration - As indicated in the accompanying financial statements, at June 30, 2005, the Company had $151,000 in cash and a working capital deficiency of $489,265. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this uncertainty are discussed in Note C. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the target business acquisition period. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2] Loss per common share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

[3] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[4] Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $340. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

[5] Deferred offering costs:

Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering and that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

NOTE C—INITIAL PUBLIC OFFERING

The Initial Public Offering calls for the Company to offer for public sale up to 20,000,000 units (“Units”) (excluding the 3,000,000 Units pursuant to the underwriters over-allotment option and 1,000,000 Units issuable upon exercise of the representative’s purchase option). Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the effective date of the Initial Public Offering or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. All of the Company’s initial stockholders will be granted certain registration rights.

The Company has also agreed to sell to Wedbush Morgan Securities Inc., for $100, an option to purchase up to a total of 1,000,000 units, consisting of one share of common stock and two warrants, at $7.50 per unit, from the consummation of the business combination until up to five years after completion of the current offering. The warrants underlying such units will have terms that are identical to those being issued in the current offering, with the exception of the exercise price, which will be set at $6.65 per warrant. The purchase option may be transferred, in whole or in part, to any subsidiary or affiliate of Wedbush Morgan Securities Inc. upon notice to the Company, or to any third party transferee, subject to the Company’s consent. The purchase option will also contain a cashless exercise feature that allows the holder of the purchase option to receive units on a net exercise basis. In addition, the purchase option will provide for registration rights that will permit the holder of the purchase option to demand that a registration statement be filed with respect to all or any part of the securities underlying the purchase option within five years of the completion of the current offering. Further, the holder of the purchase option will be entitled to piggy-back registration rights in the event the Company undertakes a subsequent registered offering within seven years of the completion of the current offering.

NOTE D—STOCKHOLDER NOTE PAYABLE

The Company issued a $150,000 unsecured promissory note to an initial stockholder of the Company on March 14, 2005. The note is non-interest bearing and is payable on the earlier of March 14, 2006 or the consummation of the Initial Public Offering. Due to the related party short-term nature of the note, the estimated fair value of the note is not reasonably determinable.

NOTE E—OTHER MATTERS

Certain officers and directors of the Company serve in similar or executive capacities for a publicly traded business development company or other entities that may invest in technology-related companies.

NOTE F—COMMITMENT AND CONTINGENCIES

In connection with the Initial Public Offering, the Company has committed to pay a 6% fee of the gross offering proceeds and a 1 % expense allowance of the gross offering proceeds, excluding the over-allotment option, to the underwriters at the closing of the Initial Public Offering. In addition, Charles Royce, one of the Company’s initial stockholders, has agreed that upon completion of the Initial Public Offering and within the first sixty trading days after the separate trading of the Warrants has commenced, he or certain of his affiliates will collectively purchase up to $2 million of warrants (approximately 2.86 million warrants, assuming a $.70 per warrant purchase price) in the public market at prices not to exceed $.70 per warrant. Mr. Royce has further agreed that any Warrants purchased by him or his affiliates will not be sold or transferred until the earlier of the completion of a Business Combination and the distribution of the Trust Account to the public stockholders.

NOTE G—RECENT DEVELOPMENTS

On July 1, 2005, the Company consummated its initial public offering. The net proceeds from the Company’s initial public offering was approximately $110,800,000, after deducting offering expenses of approximately $800,000 and underwriting discounts of $8,400,000, including $1,200,000 attributable to the lead underwriter’s non-accountable expense allowance of 1% of the gross proceeds of the initial public offering. As of July 1, 2005, $109,900,000 of this amount had been placed in trust, with approximately $900,000 remaining.

On July 1, 2005, the Company used $150,000 of its general working capital to repay the note payable to its initial stockholder, Mr. Royce, as discussed in Note D above. The loan was repaid in full, without interest, and cancelled.

On July 11, 2005, the Company used $110,000 of its general working capital to pay premiums associated with its directors and officers liability insurance.

On August 12, 2005, the underwriters for the Company’s initial public offering exercised their over-allotment option and purchased 2,000,000 additional units. The net proceeds from the exercise of the over-allotment option was approximately $11,280,000, after deducting underwriting discounts of $720,000. All the net proceeds from the exercise of the over-allotment option have been placed in trust. The Company has not yet determined the amount of any expenses attributable to the sale of units pursuant to the exercise of the over-allotment option.

As of August 12, 2005, after giving effect to the sale of units pursuant to the exercise of the over-allotment option, approximately $121,180,000 was held in trust and the Company had approximately $800,000 of its offering proceeds not held in trust remaining and available to it for its activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.