Form 10-Q
period 2005-09-30
TAC Acquisition Corp.
filed 2005-11-10
CIK 1320716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of November 9, 2005 was 27,000,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BALANCE SHEETS

TAC ACQUISITION CORP.

(a development stage company)

	September 30, 2005	June 30, 2005
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$547,791	$151,000
Deferred offering costs	—	489,265
Cash held in Trust Account	121,692,634	—
Interest receivable	259,168	—
Prepaid insurance	82,500	—

Total assets	$122,582,093	$640,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$32,080	$1,000
Accrued offering costs	90,000	489,265
Stockholder Note payable	—	150,000

Total current liabilities	$122,080	$640,265

Common Stock, subject to possible redemption 4,397,800 shares at $5.52 per share	$24,271,889	$24,271,889

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	$—	$—
Common stock - $.0001 par value; 400,000,000 shares authorized; 27,000,000 issued and outstanding (which includes 4,397,800 shares subject to possible redemption)	2,700	500
Additional paid-in capital	97,825,370	500
Retained earnings (deficit) - accumulated during development stage	360,054	(1,000)

Total stockholders’ equity	$98,188,124	$—

Total liabilities and stockholders’ equity	$122,582,093	$640,265

See notes to financial statements

STATEMENTS OF OPERATIONS

TAC ACQUISITION CORP.

(a development stage company)

	Three Months Ended September 30, 2005	March 3, 2005 (Date of Inception) Through September 30, 2005
	(unaudited)	(unaudited)
Formation costs	$—	$(12,345)
Operating costs	(121,006)	(121,006)

Net loss from operations for the period	$(121,006)	$(133,351)
Other income - interest	776,405	776,405

Pre-tax income	655,399	643,054
Provision for income taxes	(283,000)	(283,000)

Net income	$372,399	$360,054

Weighted average number of shares outstanding	26,086,957	14,150,943

Net income per share	$0.01	$0.03

See notes to financial statements

STATEMENT OF STOCKHOLDERS’ EQUITY

TAC ACQUISITION CORP.

(a development stage company)

	Common Stock		Additional Paid-In Capital	Earnings Accumulated During Development Stage	Total
	Shares	Amount
Balance – March 3, 2005 (date of inception)

Contributions from founders	5,000,000	$500	$500	$—	$1,000
Sale of 22,000,000 units (including exercise of underwriters’ overallotment option) and underwriters’ option, net of underwriters’ discount and offering expenses	22,000,000	2,200	122,096,759	—	122,098,959
Net proceeds subject to possible redemption of 4,397,800 shares	—	—	(24,271,889)	—	(24,271,889)
Net income				360,054	360,054

Balance – September 30, 2005	27,000,000	$2,700	$97,825,370	$360,054	$98,188,124

See notes to financial statements

STATEMENT OF CASH FLOWS

TAC ACQUISITION CORP.

(a development stage company)

March 3, 2005 (Date of Inception) Through September 30, 2005
(unaudited)
Cash flows from operating activities:
Net income	$360,054
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in:
Interest receivable	(259,168)
Prepaid insurance	(82,500)
Accrued expenses and offering costs	122,080

Net cash provided by operating activities	$140,466

Cash flows from investing activities:
Initial investment in Trust Account	$(121,180,000)
Additional investments in Trust Account	(512,634)

Net cash used in investing activities	$(121,692,634)

Cash flows from financing activities:
Proceeds from public offering, net	$122,098,959
Proceeds from note payable to stockholder	150,000
Repayment of note payable to stockholder	(150,000)
Issuance of shares to founders	1,000

Net cash provided by financing activities	$122,099,959

Net increase in cash and cash equivalents	$547,791
Cash and cash equivalents– beginning of period	—

Cash and cash equivalents - end of period	$547,791

See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TAC ACQUISITION CORP.

(a development stage company)

Notes to Financial Statements

September 30, 2005

NOTE A – ORGANIZATION AND BUSINESS OPERATIONS

TAC Acquisition Corp. (the “Company”) was incorporated in Delaware on March 3, 2005. The Company was formed to serve as a vehicle for the acquisition of an operating business in the technology-related sector through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective June 28, 2005. The Company consummated the IPO on July 1, 2005 and received net proceeds of approximately $110,800,000. In addition, on August 12, 2005 the underwriters for the IPO exercised their over-allotment option (the “Over-Allotment Option Exercise” and, together with the IPO, the “Offering”), generating net proceeds of approximately $11,260,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering of Units (as defined in Note C below), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the technology sector (“Business Combination”). Nonetheless, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of approximately $121,700,000 of the net proceeds is being held in a trust account (“Trust Account”) and is invested in money market funds composed of either primarily short-term securities issued or guaranteed by the U.S. government or primarily tax-exempt municipal bonds until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination, the Business Combination will not be consummated.

With respect to a Business Combination which is approved and consummated (that is, less than 20% of the outstanding stock, excluding, for this purpose, those shares of common stock issued prior to the Offering, vote against the Business Combination), any public stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by public stockholders at the consummation of the Offering. Accordingly, public stockholders holding less than 20% of the aggregate number of shares owned by all public stockholders may seek redemption of their shares even in the event a Business Combination is approved. As a result, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible redemption in the accompanying September 30, 2005 balance sheet.

In the event that the Company does not consummate a Business Combination within 12 months from the date of the consummation of the Offering, or 18 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings acquired prior to the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering, assuming no value is attributed to the Warrants contained in the Units in the Offering (see Note C).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2]	Earnings per common share:

Earnings per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

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

NOTE C – INITIAL PUBLIC OFFERING

On July 1, 2005, the Company sold 20,000,000 units (“Units”) in the IPO for $6.00 per Unit. Each Unit consisted of one share the Company’s common stock, $.0001 par value per share, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) June 28, 2006 or (b) the completion of a Business Combination with a target business, and expiring June 28, 2010. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 1,000,000 units (the underwriters’ unit purchase option or “UPO”) at an exercise price of $7.50 per unit, which otherwise have terms comparable to the Units. The warrants underlying the UPO are exercisable at $6.65 per share. All of the initial stockholders were granted certain registration rights.

On August 12, the Company sold an additional 2,000,000 Units pursuant to the Over-Allotment Option Exercise.

NOTE D – STOCKHOLDER NOTE PAYABLE

The Company issued a non-interest bearing $150,000 unsecured promissory note to an initial stockholder of the Company on March 14, 2005. In accordance with its terms, the note was repaid on July 1, 2005 from the proceeds of the Offering.

NOTE E – OTHER MATTERS

Certain officers and directors of the Company serve in similar or executive capacities for a publicly traded business development company or other entities that may invest in technology-related companies.

NOTE F – COMMON STOCK RESERVED FOR ISSUANCE

At September 30, 2005, 49,000,000 shares of stock were reserved for issuance upon exercise of redeemable warrants and the UPO.

NOTE G – COMMITMENT AND CONTINGENCIES

Charles Royce, one of the Company’s initial stockholders, has agreed that upon completion of the Offering and within the first sixty trading days after the separate trading of the Warrants and shares of common stock comprising the Units has commenced, he or certain of his affiliates will commit to collectively purchase up to $2 million of Warrants (approximately 2.86 million Warrants, assuming a $.70 per warrant purchase price) in the public market at prices not to exceed $.70 per warrant. Through October 21, 2005, Mr. Royce has purchased approximately $1.6 million of Warrants pursuant to his agreement. Mr. Royce has further agreed that any Warrants purchased by him or his affiliates will not be sold or transferred until the earlier of the completion of a Business Combination and the distribution of the Trust Account to the public stockholders.

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

The net proceeds from our initial public offering on July 1, 2005 was approximately $110,800,000, after deducting offering expenses of approximately $800,000 and underwriting discounts of $8,400,000, including $1,200,000 attributable to the lead underwriter’s non-accountable expense allowance of 1% of the gross proceeds of the initial public offering. Of this amount, $109,900,000 was placed in trust, with approximately $900,000 remaining.

The net proceeds from the exercise of the underwriters’ over-allotment option on August 12, 2005 was approximately $11,280,000, after deducting underwriting discounts of $720,000. All the net proceeds from the exercise of the over-allotment option have been placed in trust.

As of September 30, 2005, approximately $121,700,000 was held in trust and we had approximately $460,000 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Through September 30, 2005, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our initial public offering. As of September 30, 2005, approximately $121,700,000 was held in trust and we had approximately $460,000 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

For the three months ended September 30, 2005, we earned approximately $775,000 in interest income. On September 2, 2005, we reallocated the funds held in the trust account so that approximately 60% of the funds held in the trust account were invested in the Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund that invests primarily in short-term securities issued or guaranteed by the United States, and approximately 40% of the funds held in the trust account were invested in the J.P. Morgan Tax Free Money Market Fund, a money market fund that invests primarily in tax-exempt municipal bonds. We undertook this reallocation to lower the amount of taxes incurred on the funds held in the trust account. We anticipate reallocating the funds held in the trust account on a periodic basis in order to maintain the above percentages.

For the three months ended September 30, 2005, we paid the following amounts and incurred the following expenses:

•	$150,000 for repayment of the note payable to our initial stockholder, Mr. Royce, which loan was repaid in full, without interest, and cancelled;

•	$27,500 for premiums associated with our directors and officers liability insurance (25% of $110,000 amount previously paid);

•	approximately $283,000 for payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	approximately $30,000 of expenses for due diligence and investigation of prospective target businesses;

•	approximately $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	approximately $16,000 for miscellaneous expenses.

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

We anticipate maintaining a credit facility to ensure that we have sufficient funds to allow us to operate through January 1, 2007, assuming that a business combination is not consummated during that time. We cannot ensure you that we will have sufficient funds available to continue to operate in the event we are unable to maintain our credit facility and we expend the remaining funds not held in trust. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	payment of premium associated with our director’s and officer’s insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses.

•	other miscellaneous expenses.

Subsequent Event

On November 8, 2005, we executed a promissory note establishing a $1 million revolving credit facility with Wachovia Bank, National Association in order to ensure that we have sufficient funds to allow us to operate through January 1, 2007, assuming that a business combination is not consummated during that time. Amounts borrowed under the promissory note will bear interest based upon one month LIBOR, plus 1.50%. All amounts borrowed under the promissory note will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the date that funds are withdrawn from the trust account for any purpose and (ii) January 1, 2007. The promissory note also contains customary representations, warranties, covenants and events of default.

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

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation may be less than the price at which you purchased our shares because of the expenses related to our initial public offering, our general and administrative expenses, the anticipated costs of seeking a business combination and third party claims, if any. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

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

As we have not currently selected any prospective target businesses with which to complete a business combination, our investors are unable to currently ascertain the merits or risks of any particular target business’ operations.

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

We may choose to issue a substantial amount of notes or other debt securities, or opt to incur substantial debt, or a combination of both, to complete a business combination. In addition, we have entered into a credit facility in order to provide sufficient working capital to continue to operate through January 1, 2007. The issuance of notes or other debt securities, or the incurrence of debt, under our current credit facility or otherwise:

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

All but one of our directors own stock in our company, but have, with respect to those shares of common stock acquired by them prior to our initial public offering, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Additionally, one of our initial stockholders, Charles Royce, has agreed to purchase up to an aggregate of $2 million of our warrants, subject to certain conditions, through open market transactions within the first sixty trading days after such warrants begin trading separately from our shares of common stock. As of October 21, 2005, Mr. Royce has purchased approximately $1.6 million of our warrants pursuant to this agreement. Those shares and warrants owned by our directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. Consequently, our directors’ discretion in identifying and selecting suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

We have entered into a credit facility to ensure that we have sufficient funds to allow us to operate through January 1, 2007, assuming that a business combination is not consummated during that time. We cannot ensure you that we will have sufficient funds available to continue to operate in the event we are unable to maintain our current credit facility and we expend the remaining funds not held in trust. In addition, we cannot ascertain the capital requirements for any particular business combination. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of target businesses, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure or abandon that particular business combination and seek alternative target business candidates. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target businesses. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target businesses. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders, including our officers and directors, collectively own approximately 19% of our issued and outstanding shares of common stock. Additionally, one of our initial stockholders, Charles Royce, has agreed to purchase up to an aggregate of $2 million of our warrants, subject to certain conditions, through open market transactions within the first sixty trading days after such warrants begin trading separately from our shares of common stock. As of October 21, 2005, Mr. Royce has purchased approximately $1.6 million of our warrants pursuant to this agreement. Any exercise of these warrants by Mr. Royce would substantially increase his relative percentage ownership in us.

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

As of September 30, 2005, approximately $121,700,000 of the net proceeds of our initial public offering was held in trust for the purposes of consummating a business combination. As of September 30, 2005, the proceeds held in trust have been invested in the Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund that invests primarily in short-term securities issued or guaranteed by the United States, and in the J.P. Morgan Tax Free Money Market Fund, a money market fund that invests primarily in tax exempt municipal bonds. As of September 30, 2005, the effective annualized interest rate payable on our investment was approximately 2.6%. Assuming no other changes to our holdings as of September 30, 2005, a 1% decrease in the underlying interest rate payable on our investments as of September 30, 2005 would result in a decrease of approximately $300,000 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on March 3, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of September 30, 2005, we, including our Chief Executive Officer, who also serves as our Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not engaged in any unregistered sales of equity securities during the three months ended September 30, 2005.

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

For the three months ended September 30, 2005, we paid the following amounts and incurred the following expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust:

•	$150,000 for repayment of the note payable to our initial stockholder, Mr. Royce, which loan was repaid in full, without interest, and cancelled;

•	$27,500 for premiums associated with our directors and officers liability insurance (25% of $110,000 amount previously paid);

•	approximately $283,000 for payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	approximately $30,000 of expenses for due diligence and investigation of prospective target businesses;

•	approximately $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	approximately $16,000 for miscellaneous expenses.

As of September 30, 2005, approximately $121,700,000 was held in trust and we had approximately $460,000 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders.

Not applicable.

Item 5. Other Information.

On November 8, 2005, we executed a promissory note establishing a $1 million revolving credit facility with Wachovia Bank, National Association in order to ensure that we have sufficient funds to allow us to operate through January 1, 2007, assuming that a business combination is not consummated during that time. Amounts borrowed under the promissory note will bear interest based upon one month LIBOR, plus 1.50%. All amounts borrowed under the promissory note will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the date that funds are withdrawn from the trust account for any purpose and (ii) January 1, 2007. The promissory note also contains customary representations, warranties, covenants and events of default.

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation *

3.2	By-laws **

4.1	Specimen Unit Certificate ***

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.4) *

4.4	Form of Warrant Agreement entered into by and between The Bank of New York and the Registrant *

4.5	Form of Purchase Option issued to Wedbush Morgan Securities Inc. *

10.1	Form of Letter Agreement entered into by and between the Registrant and each of the Initial Stockholders ****

10.2	Form of Letter Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the Initial Stockholders ***

10.3	Form of Lock-up Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the Initial Stockholders ***

10.4	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant *

10.5	Form of Trust Agreement entered into by and between The Bank of New York and the Registrant *

10.6	Promissory Note **

10.7	Form of Registration Rights Agreement entered into by and among the Registrant and each of the Initial Stockholders *

10.8	Form of Warrant Purchase Commitment Agreement entered into by and between the Registrant and Charles Royce ***

10.9	Promissory Note delivered by the Registrant to Wachovia Bank, National Association

31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter *

*	Previously filed in connection with amendment no. 3 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-12382) filed on June 2, 2005.
**	Previously filed in connection with TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on March 17, 2005.
***	Previously filed in connection with amendment no. 1 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on April 28, 2005.
****	Previously filed in connection with amendment no. 2 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on May 17, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAC ACQUISITION CORP.

Date: November 10, 2005	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Accounting Officer)