Form 10-K
period 2005-12-31
TAC Acquisition Corp.
filed 2006-03-31
CIK 1320716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-51340

TAC ACQUISITION CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	20-2443085
(STATE OR JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

8 Sound Shore Drive, Suite 255, Greenwich, CT	06830
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 983-5276

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s units, each consisting of one share of the registrant’s common stock and two warrants, each exercisable for an additional share of common stock, on June 30, 2005, as reported on the OTC Bulletin Board, was approximately $120,000,000. The registrant’s common stock was not separately tradable as of June 30, 2005.

The number of shares of the registrant’s common stock outstanding as of March 28, 2006 was 27,000,000. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I

Item 1.	Business

General

We are a Delaware blank check company, organized in 2005 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the technology-related sector.

We are focused on a business combination in the technology-related sector, which includes, among others, the following sectors:

•	Software;

•	IT Services;

•	Media;

•	Telecommunications;

•	Semiconductors;

•	Hardware;

•	Internet; and

•	Technology-enabled services.

Through our management team and our directors, we believe that we have extensive contacts and sources from which to generate acquisition opportunities in the technology-related sector. These contacts and sources include private equity and venture capital funds, public and private companies, investment bankers, attorneys and accountants. The members of our management team intend to maintain relationships with a significant number of private equity and venture capital funds.

While we may seek to effect a business combination with more than one target business, which may be in different technology-related sectors, our initial business acquisition must be with one or more operating businesses whose fair market value is, either individually or collectively, at least equal to 80% of our net assets at the time of such acquisition.

Prior to completion of a business combination, we will seek to have all vendors, prospective target businesses or other entities that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a vendor, prospective target business or other entity were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver.

Competitive advantages

We believe that we are well positioned to identify and execute a business combination. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Specifically, the members of our current management are not obligated to remain with us subsequent to a business combination, and we cannot assure you that the resignation or retention of our current management will be included as a term or condition in any agreement relating to a business combination. In addition, despite the competitive advantages we believe we enjoy, we remain subject to significant competition with respect to identifying and executing a business combination.

Technology focus

We have concentrated our acquisition process on companies in technology-related industries. We believe that this focus, together with our management’s experience in analyzing, investing in and financing such companies, provides us with a strong competitive advantage. In particular, we have expertise in assessing the value of intellectual property assets, and in evaluating the operating characteristics of target technology-related companies. We believe that our expertise in advising and financing companies in particular industries within the technology sector has enabled us to identify acquisition opportunities.

Management expertise

We believe that our management’s strong combination of experience and contacts in the technology sector has attracted, and will continue to attract, well-positioned prospective acquisition candidates.

Jonathan Cohen, our chief executive officer, is also currently the chief executive officer of Technology Investment Capital Corp. Mr. Cohen has more than 15 years of technology-related experience, which includes the following:

•	managing technology research groups covering computer software and hardware companies, telecommunication companies and Internet companies at investment firms, including Merrill Lynch & Co., UBS Securities, Salomon Smith Barney and Wit SoundView;

•	serving as the owner and a principal of JHC Capital Management, LLC, a registered investment adviser that serves as the sub-adviser to the Royce Technology Value Fund, a technology-focused mutual fund; and

•	being a principal of Privet Financial Securities, LLC, a registered broker-dealer and financial consultant to small to medium-sized private and public technology companies.

Saul Rosenthal, our president, is also currently the president and chief operating officer of Technology Investment Capital Corp. Mr. Rosenthal has more than 7 years of technology-related experience, which includes the following:

•	serving as President of Privet Financial Securities, LLC, a registered broker-dealer and financial consultant to small to medium-sized private and public technology companies;

•	leading the private financing/public company effort at SoundView Technology Group, where he co-founded SoundView’s Private Equity Group; and

•	serving as a vice president and participating as a co-founder of the Private Equity Group at Wit Capital from 1998 to 2000.

Dana Serman, our vice-president and secretary, is also currently employed by JHC Capital Management, LLC, a registered investment adviser that serves as the sub-adviser to the Royce Technology Value Fund, where he performs research on small- and mid-capitalization technology companies. Mr. Serman has more than 10 years of technology-related experience, which includes the following:

•	working as a vice president in equity research at Lazard Freres, where he followed Internet infrastructure and enterprise software companies, and where he evaluated private companies that were IPO candidates, as well as potential investments by Lazard Technology Partners’ venture capital group; and

•	working at Schroders on the buy side, analyzing technology, media, and telecommunications companies, and on the sell side, researching telecommunications and Internet companies.

Experienced Board of Directors

We also believe that the experience of the members of our board of directors in the financial and technology-related sectors has aided us, and will continue to aid us, in locating and evaluating prospective acquisition candidates.

Steven Novak has more than 30 years of experience in investing and finance. Mr. Novak currently serves as a director of two publicly-traded companies, Technology Investment Capital Corporation, a business development company which principally invests in the debt and/or equity of technology-related companies, and CyberSource Corporation, an internet-based e-payments processor.

David Moore has served as Chairman since 2002 and CEO since 1998 of 24/7 Real Media, Inc. 24/7 Real Media is an interactive marketing and technology solution provider that offers online media, search, ad serving, and analytics technology solutions. In addition, Mr. Moore has held positions at companies such as Turner Broadcasting and Viacom.

Frederick Forni has served as an Executive Director since 1997 at Macquarie Securities (USA) Inc., a subsidiary of an Australian investment bank where he is responsible for developing, marketing and executing structured financial products transactions. Mr. Forni has also co-managed the New York office’s financial products team since 2004.

Access to Special Adviser

In addition to our board of directors, we also have access to a special adviser who has demonstrated experience in the financial and technology-related sectors.

Walter Buckley is co-founder, chief executive officer and chairman of the board of Internet Capital Group. Prior to Internet Capital Group, Mr. Buckley was vice president of acquisitions for Safeguard Scientifics, Inc., where he led many of Safeguard’s investments through the mid-1990s, including Diamond Technology; XL Vision, Inc.; ChromoVision; and Video Server. Mr. Buckley also was responsible for developing and executing Safeguard’s multimedia and Internet investment strategies. Mr. Buckley was included in Business Week’s 2000 “eBiz 25,” an exclusive listing of the most influential people in electronic business, and the Greater Philadelphia Venture Group honored him with its “Entrepreneurial Excellence Award” in June 2000.

Established deal sourcing network

Through the management and directors of TAC, we believe that we have extensive contacts and sources from which to generate acquisition opportunities. These contacts and sources include private equity and venture capital funds, public and private companies, investment bankers, attorneys and accountants.

Effecting a business combination

General

We intend to use cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these to effect a business combination involving one or more operating businesses in the technology-related sector. Although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination as described herein, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, one or more operating businesses which do not need substantial additional capital but which desire to establish a public trading market for their shares, while avoiding what they may deem to be adverse consequences of undertaking a public offering itself. We believe these include certain time delays, significant expense, loss of voting control and the time and expense required to comply with various federal and state securities laws relating to public offerings. In the alternative, a business combination may involve one or more companies which may be financially unstable or in the early stages of development or growth.

We have not selected or approached any target businesses

Subject to the requirement that our initial business combination must be with one or more operating businesses in the technology-related sector that, collectively, have a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target businesses with which we may ultimately complete a business combination.

Sources of target businesses

Acquisition candidates have been, and we believe will continue to be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates have solicited such proposals, and may also bring to our attention acquisition candidates. In addition, the positions held and contacts maintained by the members of our management within the financial community have generated, and we believe will continue to generate, other unsolicited proposals. We may engage the services of professional firms that specialize in business acquisitions on any formal basis, in which event we may pay a finder’s fee or other compensation. In no event, however, will we pay any of our existing officers, directors, stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of target businesses and structuring of a business combination

Subject to the requirement that our initial business combination must be with one or more operating businesses that, collectively, have a fair market value of at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting prospective target businesses. However, subject to fluctuations in the economy in general, and the technology-related sector in particular, we currently have concentrated on prospective target companies with historic or prospective annual revenues of between $60 million and $600 million, that are at or near profitability, and which have recent or potential earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $8 million and $40 million, in each case assuming an acquisition value that is equivalent to the available proceeds held in the trust account. Our management diligently reviews all of the proposals we receive with respect to prospective target businesses. In evaluating prospective target businesses, our management considers, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into the targeted businesses’ industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination with one or more operating businesses will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating prospective target businesses, we generally conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target businesses and their stockholders, as well as our own stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate target businesses and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of prospective target businesses with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our existing directors, officers, stockholders or special advisers, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of target businesses

The initial target businesses that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to determine on its own that the target businesses have a sufficient fair market value or if a conflict of interest exists with respect to such determination, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc., or NASD, with respect to the satisfaction of such criteria. However, we will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target businesses have sufficient fair market value. We expect that any such opinion will be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and that such independent investment banking firm will be a consenting expert.

Possible lack of business diversification

The net proceeds from our initial public offering, including the proceeds from the exercise of the underwriters’ over-allotment option, provided us with approximately $122,080,000, which we may use to complete a business combination. While we may seek to effect a business combination with more than one target business, which may be in different technology-related sectors, our initial business acquisition must be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets at the time of such acquisition. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties involved in consummating the contemporaneous acquisition of more than one operating company; therefore, it is possible that we will have the ability to complete a business combination with only a single operating business which may only have a limited number of products or services. The resulting lack of diversification may:

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

In addition, since our business combination may entail the contemporaneous acquisition of several operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’ management

Although we closely scrutinize the management of prospective target businesses when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our officers and directors, if any, in the target businesses cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated with us in some capacity following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target businesses acquired.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target businesses. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholders to approve a business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.

In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders; however, they may cast votes with respect to any shares of common stock acquired in connection with or following our initial public offering in any manner as they may determine in their discretion. As a result, an initial stockholder who acquired shares during or after our initial public offering may vote against the proposed business combination with respect to those shares, and retain the right to exercise the conversion rights attributable to such shares in the event that a business combination transaction is approved by a majority of our public stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in our initial public offering. Without taking into any account interest earned on the trust account, the initial per-share conversion price would be $5.50, or $.50 less than the per-unit offering price of $6.00. However, to the extent an initial stockholder acquired shares during or after our initial public offering, the average per-share cost of each of the shares held by that initial stockholder will likely be less than the per-share conversion price, after taking into account the $.0002 per share price paid by the initial stockholders for their initial shares. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in our initial public offering, both vote against a business combination, and, subsequently, exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination within 12 months after the consummation of our initial public offering, which occurred on July 1, 2005, or within 18 months if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. Our initial stockholders have waived their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. There will be no distribution from the trust account with respect to our warrants, and all rights with respect to our warrants will effectively cease upon our liquidation.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.50, or $.50 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Jonathan H. Cohen, our chief executive officer, and Saul B. Rosenthal, our president, have each entered into an agreement with us pursuant to which they have agreed that, in the event we are forced to liquidate prior to the consummation of a business combination, each of Messrs. Cohen and Rosenthal will be personally liable to pay any debts and obligations, including legal expenses, we actually incur as a result of claims by vendors for services rendered or products sold to us, or claims by any target businesses with which we have entered into a letter of intent, confidentiality agreement or other written agreement, in each case to the extent the payment of such debts and obligations actually reduces the amount of funds in the trust account. However, we cannot assure you that the actual per-share liquidation price will not be less than $5.50, plus interest, due to claims of creditors.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 12-months after the consummation of our initial public offering, but are unable to complete the business combination within the 12-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 18-month period from the consummation of our initial public offering, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 12-month or 18-month period.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances, except as required by applicable law, will a stockholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of target businesses. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our stockholders in certain instances may reduce the resources available to us to effect a business combination; and

•	our outstanding warrants and the purchase option granted to Wedbush Morgan Securities Inc., and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target businesses. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target businesses are in high-growth industries.

Employees

We currently have three officers, two of whom are also members of our board of directors. We have no other employees. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, this annual report contains financial statements audited and reported on by our independent registered public accounting firm.

We will not acquire a target business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for the target business. Additionally, our management will provide stockholders with audited financial statements, prepared in accordance with generally accepted accounting principles, of the prospective businesses as part of the proxy solicitation materials sent to stockholders to assist them in assessing a business combination. Our management believes that the requirement of having available audited financial statements for the target businesses will not materially limit the pool of potential target businesses available for acquisition.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this annual report on Form 10-K. If any of the following events occur, our business, financial conditions and results of operations may be materially adversely affected.

Risks associated with our business

We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with limited operating results to date. Since we have a limited operating history, you have a limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the technology-related sector. We will not generate any revenues (other than interest income on the proceeds of our initial public offering) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

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

If we are forced to liquidate before a business combination, investors may receive less than the amount for which they purchased our shares upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation may be less than the price at which investors purchased our shares because of the expenses related to our initial public offering, our general and administrative expenses, the anticipated costs of seeking a business combination and third party claims, if any. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Our stockholders are not entitled to protections normally afforded to investors of blank check companies under Federal securities laws.

As we had net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC, which included audited financial statements, upon consummation of our initial public offering, we believe that we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419 under the Securities Act of 1933, as amended. Accordingly, our stockholders have not been afforded the benefits or protections of those rules.

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

As we have not currently selected a target business with which to complete a business combination, our investors are unable to currently ascertain the merits or risks of any particular target business’ operations.

As we have not yet selected a target business with which to complete a business combination, our stockholders have no current basis to evaluate the possible merits or risks of any particular target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in any particular target business.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative impact on our ability to consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. For example, Jonathan Cohen, our chief executive officer, Saul Rosenthal, our president, and Steven Novak, one of our directors, each serve in similar capacities for Technology Investment Capital Corp., a publicly-traded business development company that invests primarily in the debt and/or equity of technology-related companies. In addition, Messrs. Cohen and Rosenthal each serve in similar capacities for T2 Advisers, LLC, an investment adviser to a fund, T2 Income Fund Limited, established and operated in Guernsey for the purpose of investing primarily in the debt and equity of foreign companies operating in the technology-related sector and T-Equity Capital Corp., a newly-formed business development company that intends to focus on investing in equity and equity-related securities of technology-related companies. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

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

All but one of our directors own stock in our company, but have, with respect to those shares of common stock acquired by them prior to our initial public offering, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Additionally, one of our initial stockholders, Charles Royce, agreed to purchase up to an aggregate of $2 million of our warrants, subject to certain conditions, through open market transactions within the first sixty trading days after such warrants begin trading separately from our shares of common stock. As of the expiration of his warrant purchase agreement, Mr. Royce had purchased approximately $2 million of our warrants pursuant to this agreement. Those shares and warrants owned by our directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. Consequently, our directors’ discretion in identifying and selecting suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

The net proceeds from our initial public offering (including the exercise of the underwriters’ over-allotment option) provided us with approximately $122,080,000 (after deducting underwriting discounts and offering expenses), which we may use to identify a target business and consummate a business combination. While we may seek to effect a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets at the time of such acquisition. We may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties inherent in consummating the contemporaneous acquisition of more than one operating business. Therefore, it is probable that we will complete an initial business combination with a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

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

Our initial stockholders, including our officers and directors, collectively own approximately 19% of our issued and outstanding shares of common stock. Additionally, one of our initial stockholders, Charles Royce, agreed to purchase up to an aggregate of $2 million of our warrants, subject to certain conditions, through open market transactions within the first sixty trading days after such warrants begin trading separately from our shares of common stock. As of the expiration of his warrant purchase agreement, Mr. Royce had purchased approximately $2 million of our warrants pursuant to this agreement. Any exercise of these warrants by Mr. Royce would substantially increase his relative percentage ownership in us.

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

Under the National Securities Markets Improvement Act of 1996, the resale of the units, from and after June 28, 2005, and the common stock and warrants comprising the units, once they became separately transferable, were exempt from state registration requirements because we will file periodic and annual reports under the Securities Exchange Act of 1934. However, states are permitted to require notice filings and collect fees with regard to these transactions and a state may suspend the offer and sale of securities within such state if any such required filing is not made or fee is not paid. Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Massachusetts, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Dakota, Utah, Virginia, Washington, West Virginia, Wisconsin and Wyoming either do not presently require any notice filings or fee payments or have not yet issued rules or regulations indicating whether notice filings or fee payments will be required.

The District of Columbia, Illinois, Maryland, Michigan, Montana, New Hampshire, North Dakota, Oregon, South Carolina, Tennessee, Texas and Vermont currently permit the resale of the units, and the common stock and warrants comprising the units, once they became separately transferable, if the proper notice filings and fees have been submitted. We have not yet determined in which, if any, of these states we will submit the required filings or pay the required fee. Additionally, if any of these states that has not yet adopted a statute relating to the National Securities Markets Improvement Act adopts such a statute in the future requiring a filing or fee or if any state amends its existing statutes with respect to its requirements, we would need to comply with those new requirements in order for the securities to continue to be eligible for resale in those jurisdictions.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut 06830. We currently pay no rent for the use of our office facilities, which has been provided by BDC Partners, LLC, the administrator for Technology Investment Capital Corp., an affiliate of our management. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our units, which consist of one share of our common stock, par value $.0001 per share, and two warrants, each to purchase an additional share of our common stock, trade on the OTC Bulletin Board under the symbol “TACAU.” Our common stock has traded separately on the OTC Bulletin Board under the symbol “TACA” since September 1, 2005. Our warrants have traded separately on the OTC Bulletin Board under the symbol “TACAW” since September 1, 2005. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or June 28, 2006. Our warrants will expire at 5:00 p.m., New York City time, on June 28, 2010, or earlier upon redemption.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low bid information of the Company’s units, common stock and warrants, respectively, as reported on the OTC Bulletin Board. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Units

Quarter ended	High	Low
December 31, 2005	$6.60	$6.05
September 30, 2005	$6.29	$5.95
June 30, 2005 (1)	$6.01	$5.95

(1)	Represents the high and low bid information for our units from our initial public offerings on June 28, 2005 through June 30, 2005.

Common Stock

Quarter ended	High	Low
December 31, 2005	$5.44	$5.29
September 30, 2005 (1)	$5.36	$5.25

(1)	Represents the high and low bid information for our shares of common stock from September 1, 2005, the date that our common stock first became separately tradable, through September 30, 2005.

Warrants

Quarter ended	High	Low
December 31, 2005	$0.58	$0.38
September 30, 2005 (1)	$0.48	$0.38

(1)	Represents the high and low bid information for our warrants from September 1, 2005, the date that our warrants first became separately tradable, through September 30, 2005.

Holders of Common Equity

As of March 24, 2006, we had approximately 50 stockholders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not engage in any unregistered sales of equity securities during the three months ended December 31, 2005.

Use of Proceeds from Registered Offering

On June 28, 2005, we commenced our initial public offering of units, each consisting of one share of our common stock, par value $.0001 per share, and two warrants, each exercisable for one share of our common stock, pursuant to a registration statement on Form S-1 (File No. 333-123382), which registration statement was declared effective on June 28, 2005. Wedbush Morgan Securities Inc. served as lead managing underwriter for our initial public offering, which closed on July 1, 2005. The net proceeds from our initial public offering were approximately $110,800,000, after deducting offering expenses of approximately $800,000 and underwriting discounts of $8,400,000, including $1,200,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds of the initial public offering. As of July 1, 2005, $109,900,000 of this amount had been placed in trust for purposes of consummating a business combination, with approximately $900,000 remaining.

On August 12, 2005, the underwriters for our initial public offering exercised their over-allotment option and purchased 2,000,000 additional units. The net proceeds from the exercise of the over-allotment option was approximately $11,280,000, after deducting underwriting discounts of $720,000. All the net proceeds from the exercise of the over-allotment option have been placed in trust.

For the year ended December 31, 2005, we paid or incurred an aggregate of approximately $858,000 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust for the following purposes:

•	repayment of the note payable to our initial stockholder, Mr. Royce, which loan was repaid in full, without interest, and cancelled;

•	premiums associated with our directors and officers liability insurance;

•	for payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and our investigation of prospective target businesses;

•	for miscellaneous expenses.

As of December 31, 2005, approximately $122,500,000 was held in trust and we had approximately $163,000 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 6.	Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this annual report on Form 10-K. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering, so only balance sheet data is presented.

Income Statement Data

For the Period March 3, 2005 (Inception) through December 31, 2005
Loss from operations	$(477,215)
Interest income	1,680,501

Income before provision for income taxes	1,203,286
Provision for income taxes	(458,000)

Net income	$745,286

Weighted average number of shares of common stock outstanding—basic	18,039,474

Net income per share—basic	$0.04

Weighted average number of shares of common stock outstanding—diluted	19,926,448

Net income per share—diluted	$0.04

Balance Sheet Data

December 31, 2005
Cash and cash equivalents	$163,023

Investments held in trust account	$122,529,424

Total assets	$123,279,778

Total liabilities	$467,786
Common stock subject to redemption	24,428,927
Total stockholders’ equity	98,383,065

Total liabilities and stockholders’ equity	$123,279,778

The total assets amount includes the approximately $122,529,424 being held in the trust account, which will be available to us only upon the consummation of a business combination within the time period described in this annual report. If a business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public stockholders.

We will not proceed with a business combination if public stockholders owning 20% or more of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights. Accordingly, we may effect a business combination if public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights. If this occurred, we would be required to convert to cash up to approximately 19.99% of the 22,000,000 shares of common stock sold in our initial public offering, or 4,397,800 shares of common stock, at an initial per share conversion price of $5.50, without taking into account interest earned on the trust account. The actual per share conversion price will be equal to the amount in the trust account, including all accrued interest, as of two business days prior to the proposed consummation of the business combination, divided by the number of shares of common stock sold in this our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our combined consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

This Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2005, approximately $122,500,000 was held in trust and we had approximately $163,000 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Through December 31, 2005, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our initial public offering. As of December 31, 2005, approximately $122,500,000 was held in trust and we had approximately $163,000 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

For the year ended December 31, 2005, we earned approximately $1,680,000 in interest income. On September 2, 2005, we reallocated the funds held in the trust account so that approximately 60% of the funds held in the trust account were invested in the Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund that invests primarily in short-term securities issued or guaranteed by the United States, and approximately 40% of the funds held in the trust account were invested in the J.P. Morgan Tax Free Money Market Fund, a money market fund that invests primarily in tax-exempt municipal bonds. We undertook this reallocation to lower the amount of taxes incurred on the funds held in the trust account. We anticipate reallocating the funds held in the trust account on a periodic basis in order to maintain the above percentages.

For the year ended December 31, 2005, we paid or incurred an aggregate of approximately $858,000 in expenses for the following purposes:

•	repayment of the note payable to our initial stockholder, Mr. Royce, which loan was repaid in full, without interest, and cancelled;

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	expenses in legal and accounting fees relating to our SEC reporting obligations and our investigation of prospective target businesses;

•	miscellaneous expenses.

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

On November 8, 2005, we executed a promissory note establishing a $1 million revolving credit facility with Wachovia Bank, N.A. in order to ensure that we have sufficient funds to allow us to operate through January 1, 2007, assuming that a business combination is not consummated during that time. Amounts borrowed under the promissory note will bear interest based upon one month LIBOR, plus 1.50%. All amounts borrowed under the promissory note will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the date that funds are withdrawn from the trust account for any purpose and (ii) January 1, 2007. The promissory note also contains customary representations, warranties, covenants and events of default. There was no amount drawn on the facility as of December 31, 2005, however, as of March 28, 2006, we have drawn down $500,000 on the facility.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

As of December 31, 2005, approximately $122,500,000 of the net proceeds of our initial public offering was held in trust for the purposes of consummating a business combination. As of December 31, 2005, the proceeds held in trust have been invested in the Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund that invests primarily in short-term securities issued or guaranteed by the United States, and in the J.P. Morgan Tax Free Money Market Fund, a money market fund that invests primarily in tax exempt municipal bonds. As of December 31, 2005, the effective annualized interest rate payable on our investment was approximately 3.2%. Assuming no other changes to our holdings as of December 31, 2005, a 1% decrease in the underlying interest rate payable on our investments as of December 31, 2005 would result in a decrease of approximately $306,000 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on March 3, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TAC Acquisition Corp.

We have audited the accompanying balance sheet of TAC Acquisition Corp. (a development stage company) as of December 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for the period from March 3, 2005 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TAC Acquisition Corp. as of December 31, 2005 and the results of its operations and its cash flows for the period from March 3, 2005 (date of inception) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/S/    EISNER LLP

New York, New York

March 15, 2006

TAC ACQUISITION CORP.

(a development stage company)

BALANCE SHEET

December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$163,023
Investments held in trust account	122,529,424
Interest receivable	323,687
Prepaid insurance	53,644
Deferred income taxes	210,000

Total assets	$123,279,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$226,786
Income tax payable	241,000

Total current liabilities	$467,786

Common Stock, subject to redemption, 4,397,800 shares plus interest income of $205,282 (net of taxes)	24,428,927

STOCKHOLDERS’ EQUITY
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	$0
Common stock—$.0001 par value; 400,000,000 shares authorized; 27,000,000 issued and outstanding (which includes 4,397,800 shares subject to possible redemption)	2,700
Additional paid-in capital	97,840,361
Earnings accumulated during the development stage	540,004

Total stockholders’ equity	$98,383,065

Total liabilities and stockholders’ equity	$123,279,778

See notes to financial statements

TAC ACQUISITION CORP.

(a development stage company)

STATEMENT OF OPERATIONS

March 3, 2005 (Date of Inception) Through December 31, 2005
Formation costs	$(12,345)
Operating costs	(464,870)

Loss from operations	$(477,215)
Other income—interest	1,680,501

Income before provision for income taxes	1,203,286
Provision for income taxes	(458,000)

Net income	$745,286

Weighted average number of shares outstanding—basic	18,039,474

Net income per share—basic	$0.04

Weighted average number of shares outstanding—diluted	19,926,448

Net income per share—diluted	$0.04

Pro forma adjustment:
Interest income attributable to common stock subject to redemption (net of taxes of $130,650)	$(205,282)

Pro forma net income attributable to common stockholders not subject to redemption	$540,004

Pro forma weighted average number of shares outstanding, excluding shares subject to redemption—basic	15,432,883

Pro forma net income per share, excluding shares subject to redemption—basic	$0.03

Pro forma weighted average number of shares outstanding, excluding shares subject to redemption—diluted	16,942,651

Pro forma net income per share, excluding shares subject to redemption—diluted	$0.03

See notes to financial statements

TAC ACQUISITION CORP.

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Total
	Shares	Amount
Balance—March 3, 2005 (date of inception)
Contributions from initial stockholders	5,000,000	$500	$500	$0	$1,000
Sale of 22,000,000 units (including exercise of underwriters’ overallotment option) and underwriters’ option, net of underwriters’ discount and offering expenses	22,000,000	2,200	122,063,506	0	122,065,706
Reclassification as a result of 4,397,800 shares of common stock being subject to redemption	0	0	(24,223,645)	0	(24,223,645)
Accretion of trust fund relating to common stock subject to redemption, net of tax				(205,282)	(205,282)
Net income				745,286	745,286

Balance—December 31, 2005	27,000,000	$2,700	$97,840,361	$540,004	$98,383,065

See notes to financial statements

TAC ACQUISITION CORP.

(a development stage company)

STATEMENT OF CASH FLOWS

March 3, 2005 (Date of Inception) Through December 31, 2005
Cash flows from operating activities:
Net income	$745,286
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(210,000)
Changes in:
Interest receivable	(323,687)
Income taxes payable	241,000
Prepaid insurance	(53,644)
Accrued expenses and offering costs	226,786

Net cash provided by operating activities	$625,741

Cash flows from investing activities:
Initial deposit in Trust Account	$(121,180,000)
Additional investments in Trust Account	(1,349,424)

Net cash used in investing activities	$(122,529,424)

Cash flows from financing activities:
Proceeds from public offering, net	$122,065,706
Proceeds from note payable to stockholder	150,000
Repayment of note payable to stockholder	(150,000)
Issuance of shares to founders	1,000

Net cash provided by financing activities	$122,066,706

Net increase in cash and cash equivalents	$163,023
Cash and cash equivalents—beginning of period	0

Cash and cash equivalents—end of period	$163,023

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$427,000

See notes to financial statements

TAC ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS

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

The registration statement for the Company’s initial public offering (“IPO”) was declared effective June 28, 2005. The Company consummated the IPO on July 1, 2005 and received net proceeds of approximately $110,800,000. In addition, on August 12, 2005 the underwriters for the IPO exercised their over-allotment option (the “Over-Allotment Option Exercise” and, together with the IPO, the “Offering”), generating net proceeds of approximately $11,260,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering of Units (as defined in Note C below), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the technology sector (“Business Combination”). Nonetheless, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of approximately $122,500,000 (including interest earned through December 31, 2005) of the net proceeds is being held in a trust account (“Trust Account”) and is invested in money market funds composed of either primarily short-term securities issued or guaranteed by the U.S. government or tax-exempt municipal bonds until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination, the Business Combination will not be consummated.

With respect to a Business Combination which is approved and consummated (that is, less than 20% of the outstanding stock, excluding, for this purpose, those shares of common stock issued prior to the Offering, vote against the Business Combination), any public stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination (net of taxes), divided by the number of shares of common stock held by public stockholders at the consummation of the Offering. Accordingly, public stockholders holding less than 20% of the aggregate number of shares owned by all public stockholders may seek redemption of their shares even in the event a Business Combination is approved. As a result, a portion of the net proceeds from the Offering (19.99% of the amount initially deposited in the Trust Account) as well as 19.99% of the accreted value of the Trust Account (net of taxes) have been classified as common stock subject to possible redemption in the accompanying December 31, 2005 balance sheet.

In the event that the Company does not consummate a Business Combination within 12 months from the date of the consummation of the Offering, or 18 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings acquired prior to the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering, assuming no value is attributed to the Warrants contained in the Units in the Offering that remain unexercised (see Note C).

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

[2]	Investments held in trust account:

At December 31, 2005, the investments held in the trust account consist of principally short-term securities issued or guaranteed by the U.S. government or tax-exempt municipal bonds, and are treated as trading securities and recorded at their market value. The excess of market over cost is included in interest income in the accompanying statement of operations.

[3]	Earnings per common share:

Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. There are no incremental shares included in the diluted calculations since the warrants were not exercisable according to their terms during the period.

[4]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[5]	Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of temporary differences relating to start-up, organizational and operating costs, aggregating approximately $210,000 for the period from March 3, 2005 (date of inception) through December 31, 2005. The Company concluded that it was more likely than not that the deferred tax assets would be realized and, consequently, the Company has not recorded a valuation allowance against its deferred tax assets.

NOTE C—INITIAL PUBLIC OFFERING

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

On August 12, 2005, the Company sold an additional 2,000,000 Units pursuant to the Over-Allotment Option Exercise.

NOTE D—STOCKHOLDER NOTE PAYABLE

The Company issued a non-interest bearing $150,000 unsecured promissory note to an initial stockholder of the Company on March 14, 2005. In accordance with its terms, the note was repaid on July 1, 2005 from the proceeds of the Offering.

NOTE E—REVOLVING CREDIT FACILITY

On November 8, 2005, the Company executed a promissory note establishing a $1 million revolving credit facility with Wachovia Bank, N.A. in order to ensure that it had sufficient funds to allow it to operate through January 1, 2007, assuming that a business combination is not consummated during that time. Amounts borrowed under the promissory note will bear interest based upon one month LIBOR, plus 1.50%. All amounts borrowed under the promissory note will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the date that funds are withdrawn from the trust account for any purpose and (ii) January 1, 2007. The promissory note also contains customary representations, warranties, covenants and events of default. There was no amount drawn on the facility as of December 31, 2005.

NOTE F—OTHER MATTERS

Certain officers and directors of the Company serve in similar or executive capacities for a publicly traded business development company or other entities that may invest in technology-related companies.

NOTE G—COMMON STOCK RESERVED FOR ISSUANCE

At December 31, 2005, 47,000,000 shares of stock were reserved for issuance upon exercise of redeemable warrants and the UPO.

NOTE H—COMMITMENT AND CONTINGENCIES

One of our initial stockholders, Charles Royce, agreed to purchase up to an aggregate of $2 million of our warrants, subject to certain conditions, through open market transactions within the first sixty trading days after such warrants began trading separately from our shares of common stock. As of the expiration of his warrant purchase agreement, Mr. Royce had purchased approximately $2 million of our warrants pursuant to this agreement. Mr. Royce has further agreed that any Warrants purchased by him or his affiliates will not be sold or transferred until the earlier of the completion of a Business Combination and the distribution of the Trust Account to the public stockholders.

NOTE I—SUBSEQUENT EVENT

As of March 28, 2006, the Company had drawn down $500,000 on its revolving credit facility with Wachovia Bank, N.A. These funds have primarily been used for tax payments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position	Year Appointed/Elected
Jonathan H. Cohen	41	Chief Executive Officer and Chairman of the Board	2005

Saul B. Rosenthal	37	President and Director	2005

Dana Serman	34	Vice President and Secretary	2005

Steven P. Novak*	58	Director	2005

David J. Moore*	53	Director	2005

Frederick P. Forni*	40	Director	2005

*	Member of the Audit Committee

Jonathan Cohen is our chairman and chief executive officer. Mr. Cohen has also served as chief executive officer of Technology Investment Capital Corp., and its investment adviser, Technology Investment Management since 2003. In addition, Mr. Cohen has served since 2006 as the Chief Executive Officer of T-Equity Capital Corp., a newly-formed business development company that intends to focus on investing in the equity and equity-related securities of technology-related companies. Mr. Cohen currently serves as Chief Executive Officer for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing primarily in the debt and equity securities of foreign companies operating in the technology-related sector. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. Mr. Cohen is also the owner, managing member and a principal of JHC Capital Management, LLC, a registered investment adviser, and was previously a managing member and principal of Privet Financial Securities, LLC, a registered broker-dealer and financial consultant to small to medium-sized private and public technology companies from 2003 to 2004. Prior to founding JHC Capital Management in 2001, Mr. Cohen managed technology research groups at Wit SoundView from 1999 to 2001. He has also managed securities research groups at Merrill Lynch & Co. from 1998 to 1999, and UBS Securities and Salomon Smith Barney from 1993 to 1997. Mr. Cohen received a Bachelor of Arts degree in Economics from Connecticut College and an M.B.A. from Columbia University.

Saul Rosenthal is our president. Mr. Rosenthal has also served as president since 2004 and chief operating officer since 2003 of Technology Investment Capital Corp. and its investment adviser, Technology Investment Management. In addition, Mr. Rosenthal has served since 2006 as the President and Chief Operating Officer of T-Equity Capital Corp., a newly-formed business development company that intends to focus on investing in the equity and equity-related securities of technology-related companies. Mr. Rosenthal currently serves as President of T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing primarily in the debt and equity securities of foreign companies operating in the technology-related sector. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. Mr. Rosenthal also serves as a non-independent director of T2 Income Fund Limited. Mr. Rosenthal was previously president of Privet Financial Securities, LLC from 2003 to 2004. Mr. Rosenthal managed the private financing/public company group at SoundView Technology Group, an investment bank, from 2000 to 2002, where he co-founded SoundView’s Private Equity Group. Previously, Mr. Rosenthal was a vice president and co-founder of the Private Equity Group at Wit Capital from 1998 to 2000. Mr. Rosenthal was formerly an attorney at Sherman & Sterling LLP from 1996 to 1997. Mr. Rosenthal received a Bachelor of Science degree magna cum laude from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

Dana Serman is our vice president and secretary. In addition, Mr. Serman has been employed since 2003 by JHC Capital Management, LLC, a registered investment adviser, where he performs research on small- and mid-capitalization technology companies. From 2002 to 2003, Mr. Serman served as an independent consultant to JHC Capital Management, LLC. From 1999 to 2001, Mr. Serman worked as a vice president in equity research at Lazard LLC, where he followed Internet infrastructure and enterprise software companies. Previously, Mr. Serman worked at Schroders Investment Management Limited from 1994 to 1999, spending his first three years on the buy side analyzing technology, media, and telecommunications companies, before moving to the sell side in 1997 to research telecommunications and Internet companies, as a research analyst. Mr. Serman is a Chartered Financial Analyst. Mr. Serman received a Bachelor of Arts degree in Economics magna cum laude from Brandeis University.

Steven Novak is one of our directors. In addition, Mr. Novak currently serves as president of Palladio Capital Management, LLC and as the principal and managing member of the General Partner of Palladio Partners, LP, an equities hedge fund that commenced operations in July 2002. Prior to founding Palladio, Mr. Novak was a Managing Director of C.E. Unterberg, Towbin from February 1993 through December 2001. Mr. Novak serves on the board of directors of Technology Investment Capital Corp., CyberSource Corporation, a publicly traded internet-based epayments processor company and T-Equity Capital Corp., a newly-formed business development company that intends to focus on investing in the equity and equity-related securities of technology-related companies. Mr. Novak received a Bachelor of Science degree from Purdue University and an M.B.A. from the Harvard Business School. He is a Chartered Financial Analyst.

David Moore is one of our directors. In addition, Mr. Moore has served as Chairman since 2002 and CEO since 1998 of 24/7 Real Media, Inc. 24/7 Real Media is an interactive marketing and technology solution provider that offers online media, search, ad serving, and analytics technology solutions. Mr. Moore has led 24/7 Real Media’s growth from start-up to its current position as a leader in interactive marketing. Throughout his career, Mr. Moore has held positions at companies such as Turner Broadcasting from 1979 to 1982 and Viacom from 1982 to 1993. Mr. Moore also co-founded Petry Interactive, which eventually became 24/7 Real Media. Mr. Moore received a Bachelor of Arts degree in Communications from Northern Illinois University.

Frederick Forni is one of our directors. Mr. Forni also serves as a director of T2 Income Fund Limited. In addition, Mr. Forni has served as an Executive Director since 1997 at Macquarie Securities (USA) Inc, a subsidiary of an Australian investment bank where he is responsible for developing, marketing and executing structured financial products transactions. Mr Forni has also co-managed the New York office’s financial products team since 2004. From 1995 to 1997 Mr. Forni worked as a Tax Associate for Morgan, Lewis & Bockius LLP where he negotiated and drafted indemnities and “tax sensitive” documentation, drafted opinions of the firm and performed the underlying research and analysis. Mr. Forni received a Bachelor of Arts degree in Economics from Connecticut College, a J.D. from Georgetown University Law Center, and a LL.M. (Taxation) from New York University School of Law.

Number and Terms of Directors

Our board of directors has five directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Moore, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Cohen and Forni, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Messrs. Rosenthal and Novak, will expire at the third annual meeting. Each of our current directors has served on our board since our inception in March 2005.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect an acquisition, although we cannot assure you that they will, in fact, be able to do so.

Committee of the Board of Directors

Our Board of Directors has established an Audit Committee, which reports to the Board of Directors. Messrs. Novak, Moore and Forni serve as members of our Audit Committee. In addition, our Board of Directors has determined that Mr. Novak is an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and adequacy of our accounting and control systems.

The Audit Committee is required to be composed entirely of at least three independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2005 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Ethics

We have adopted a code of ethics that applies to directors, officers and employees. You may obtain a copy of the Company’s code, free of charge, by contacting our corporate secretary, Mr. Dana Searman, at 8 Sound Shore Drive, Suite 255, Greenwich, CT 06830. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K.

Item 11.	Executive Compensation

No executive officer, director or initial stockholder, nor any affiliate thereof, has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged, provided that no proceeds held in the trust account will be used to reimburse out-of-pocket expenses prior to a business combination. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. In addition, since the role of our current management and directors subsequent to a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to our current management and directors prior to or after a business combination by any target businesses. Certain of our executive officers and directors, including Messrs. Novak and Serman, have agreed to serve in their respective positions, despite their lack of compensation or any equity interest in us, due to pre-existing relationships with Messrs. Cohen and Rosenthal, as well as the potential to remain in their respective positions with us subsequent to completion of a business combination. We will not require, however, that Messrs. Novak or Serman be retained as a condition to any agreement with respect to a business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2006, by:

•	each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Number of Shares	Percentage of Class(3)	Relationship to Us
Jonathan H. Cohen	1,856,000	6.8%	Chief Executive Officer and Chairman of the Board
Saul B. Rosenthal	1,856,000	6.8%	President and Director
Dana Serman	0	*	Vice President and Secretary
Steven P. Novak	0	*	Director
David J. Moore	91,000	*	Director
Frederick P. Forni	91,000	*	Director
Executive officers and directors as a group	3,894,000	14.4%
Sapling, LLC(1)(4)	1,486,980	5.5%	Stockholder
535 Fifth Avenue
31st Floor
New York, New York 10017
Amaranth LLC(2)(5)	2,426,400	9.0%	Stockholder
One American Lane
Greenwich, Connecticut 06831
Wellington Management Company, LLP(6)	3,005,100	11.1%	Stockholder
75 State Street
Boston, MA 02109
Boston Partners Asset Management, LLC(7)	2,258,700	8.4%	Stockholder
28 State Street
20th Floor
Boston, MA 02109

*	Represents less than one percent.
(1)	Shares beneficially held as a group together with Fir Tree Recovery Master Fund, L.P.
(2)	Shares beneficially held as a group together with Amaranth Advisors L.L.C. and Nicholas M. Maounis.
(3)	Based on a total of 27,000,000 shares of the Company’s common stock issued and outstanding on March 28, 2006.
(4)	Based upon information contained in the Schedule 13G filed July 11, 2005, by Sapling, LLC and Fir Tree Recovery Master Fund, L.P.
(5)	Based upon information contained in the Schedule 13G/A filed February 10, 2006 by Amaranth LLC, Amaranth Advisors L.L.C. and Nicholas M. Maounis.
(6)	Based upon information contained in the Schedule 13G/A filed February 14, 2006, by Wellington Management Company, LLP.
(7)	Based upon information contained in the Schedule 13G filed February 14, 2006, by Boston Partners Asset Management, LLC.

Item 13.	Certain Relationships and Related Transactions

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Specifically, Jonathan Cohen, our chairman and chief executive officer, and Saul Rosenthal, our president, each serve as executive officers for Technology Investment Capital Corp., a publicly traded business development company principally investing in the debt and/or equity of technology-related companies. Mr. Cohen serves as Chief Executive Officer and Mr. Rosenthal serves as President and Chief Operating Officer of T-Equity Capital Corp., a newly-formed business development company that intends to focus on investing in the equity and equity-related securities of technology-related companies. Messrs. Cohen and Rosenthal, as well as our other officers and directors, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	In light of Messrs. Cohen’s and Rosenthal’s involvement with Technology Investment Capital Corp., a publicly traded business development company principally investing in the debt and/or equity of technology-related companies, and with T-Equity Capital Corp., and our objective of effecting a business combination with one or more operating businesses in the technology-related sector, we may determine to acquire one or more of the portfolio companies of Technology Investment Capital Corp. in connection with the business combination, subject to any limitations imposed on such a business combination by the Investment Company Act of 1940. However, to minimize any related potential conflicts of interest, we have agreed not to consummate such a business combination unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. In addition, Mr. Royce is the non-executive chairman of the Board of Directors of Technology Investment Capital Corp. and of T-Equity Capital Corp. and is president of Royce & Associates, LLC, which owns 50% of Technology Investment Management, LLC, the investment adviser for Technology Investment Capital Corp.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

•	Since our directors own shares of our common stock which will be subject to lock-up agreements restricting their sale until six months after a business combination is successfully completed, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner.

•	Our current office space is provided, free of charge, by BDC Partners, LLC, which serves as the administrator for Technology Investment Capital Corp., and of T-Equity Capital Corp. and is an affiliate of our management.

•	In the event we elect to make a substantial down payment, or otherwise incur significant expenses, in connection with a potential business combination, our expenses could exceed the remaining proceeds not held in trust. Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if we incur such excess expenses. Specifically, our officers and directors may tend to favor potential business combinations with target businesses that offer to reimburse any expenses in excess of our available proceeds not held in trust.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were included by a target business as a condition to any agreement with respect to a business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to other entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed in principle, until the earlier of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any fiduciary obligation arising from a relationship established prior to the establishment of a fiduciary relationship with us.

The initial stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following that offering. In addition, in connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders; however, they may cast votes with respect to any shares of common stock acquired in connection with or following our initial public offering in any manner as they may determine in their discretion. As a result, an initial stockholder who acquired shares during or after our initial public offering may vote against the proposed business combination with respect to those shares, and retain the right to exercise the conversion rights attributable to such shares in the event that a business combination transaction is approved by a majority of our public stockholders.

Item 14.	Principal Accountant Fees and Services.

Eisner LLP (“Eisner”) is exclusively responsible for the opinion rendered in connection with its examination.

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004
Audit Fees	$35,000	N/A
Audit-Related Fees	—	N/A
Tax Fees	$5,000	N/A
All Other Fees	$25,000	N/A
Total Fees:	$65,000	N/A

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Eisner in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policy on Board Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining Eisner to audit our consolidated financial statements for the year ended December 31, 2005, we retained Eisner to provide tax preparation, advisory services and due diligence work in connection with prospective business combinations to us in our 2005 fiscal year. We understand the need for Eisner to maintain objectivity and independence in its audit of our financial statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

2.	Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation *

3.2	By-laws **

4.1	Specimen Unit Certificate ***

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.4) *

4.4	Form of Warrant Agreement entered into by and between The Bank of New York and the Registrant *

4.5	Form of Purchase Option issued to Wedbush Morgan Securities Inc. *

10.1	Form of Letter Agreement entered into by and between the Registrant and each of the Initial Stockholders ****

10.2	Form of Letter Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the Initial Stockholders ***

10.3	Form of Lock-up Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the Initial Stockholders ***

10.4	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant *

10.5	Form of Trust Agreement entered into by and between The Bank of New York and the Registrant *

10.6	Promissory Note **

10.7	Form of Registration Rights Agreement entered into by and among the Registrant and each of the Initial Stockholders *

10.8	Form of Warrant Purchase Commitment Agreement entered into by and between the Registrant and Charles Royce ***

Exhibit Number	Description of Document

10.9	Promissory Note delivered by the Registrant to Wachovia Bank, National Association*****

14.1	Code of Ethics *

31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter *

*	Previously filed in connection with amendment no. 3 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-12382) filed on June 2, 2005.
**	Previously filed in connection with TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on March 17, 2005.
***	Previously filed in connection with amendment no. 1 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on April 28, 2005.
****	Previously filed in connection with amendment no. 2 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on May 17, 2005.
*****	Previously filed in connection with TAC Acquisition Corp.’s Quarterly Report on Form 10-Q (File No. 000-51340) filed on November 11, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAC ACQUISITION CORP.

Date: March 30, 2006	/s/ JONATHAN H. COHEN
Jonathan H. Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 30, 2006	/s/ JONATHAN H. COHEN
Jonathan H. Cohen
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Accounting and Financial Officer)

Date: March 30, 2006	/s/ SAUL B. ROSENTHAL
Saul B. Rosenthal
President and Director

Date: March 30, 2006	/s/ STEVEN P. NOVAK
Steven P. Novak
Director

Date: March 30, 2006	/s/ DAVID J. MOORE
David J. Moore
Director

Date: March 30, 2006	/s/ FREDERICK P. FORNI
Frederick P. Forni
Director