Form 10-Q
period 2006-03-31
TAC Acquisition Corp.
filed 2006-05-19
CIK 1320716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐.    Accelerated filer  ☐.    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of May 18, 2006 was 27,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TAC ACQUISITION CORP.

(a development stage company)

BALANCE SHEETS

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$356,616	$163,023
Cash held in trust account	123,501,545	122,529,424
Interest receivable	365,457	323,687
Prepaid insurance	26,521	53,644
Deferred income taxes	210,000	210,000

Total assets	$124,460,139	$123,279,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan payable	500,000	0
Accrued expenses	435,766	226,786
Income tax payable	354,633	241,000

Total current liabilities	1,290,399	467,786

Common Stock, subject to redemption - 4,397,800 shares plus interest income of $131,817 and $205,282, respectively (net of taxes)	24,560,744	24,428,927

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	0	0
Common stock - $.0001 par value; 400,000,000 shares authorized; 27,000,000 issued and outstanding (which includes 4,397,800 shares subject to possible redemption)	2,700	2,700
Additional paid-in capital	97,840,361	97,840,361
Earnings accumulated during the development stage	765,935	540,004

Total stockholders’ equity	98,608,996	98,383,065

Total liabilities and stockholders’ equity	$124,460,139	$123,279,778

SEE ACCOMPANYING NOTES.

TAC ACQUISITION CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND

FROM MARCH 3, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

(UNAUDITED)

	January 1, 2006 Through March 31, 2006	March 3, 2005 (Date of Inception) Through March 31, 2006
Formation costs	$—	$(12,345)
Operating costs	(464,103)	(928,973)

Loss from operations for the period	(464,103)	(941,318)
Other income - interest	1,014,484	2,694,985

Income before provision for income taxes	550,381	1,753,667
Provision for income taxes	(192,633)	(650,633)

Net income	$357,748	$1,103,034

Weighted average number of shares outstanding - basic	27,000,000	—

Net income per share - basic	$0.01	—

Weighted average number of shares outstanding - diluted	31,360,360	—

Net income per share - diluted	$0.01	—

Pro forma adjustment:
Interest income attributable to common stock subject to redemption (net of taxes of $70,978 and $201,628)	(131,817)	(337,099)

Pro forma net income attributable to common stockholders not subject to redemption	$225,931	$765,935

Pro forma weighted average number of shares outstanding, excluding shares subject to redemption - basic	22,602,200	—

Pro forma net income per share, excluding shares subject to redemption - basic	$0.01	—

Pro forma weighted average number of shares outstanding, excluding shares subject to redemption - diluted	26,090,924	—

Pro forma net income per share, excluding shares subject to redemption - diluted	$0.01	—

SEE ACCOMPANYING NOTES.

TAC ACQUISITION CORP.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Total
	Shares	Amount
Balance – December 31, 2005	27,000,000	$2,700	$97,840,361	$540,004	$98,383,065
Accretion of trust fund relating to common stock subject to redemption, net of tax				(131,817)	(131,817)
Net income				357,748	357,748

Balance – March 31, 2006	27,000,000	$2,700	$97,840,361	$765,935	$98,608,996

SEE ACCOMPANYING NOTES.

TAC ACQUISITION CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND

FROM MARCH 3, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

(UNAUDITED)

	January 1, 2006 Through March 31, 2006	March 3, 2005 (Date of inception) Through March 31, 2006
Cash flows from operating activities:
Net income	$357,748	$1,103,034
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	—	(210,000)
Changes in:
Interest receivable	(41,770)	(365,457)
Prepaid insurance	27,123	(26,521)
Income taxes payable	113,633	354,633
Accrued expenses	208,980	435,766

Net cash provided by operating activities	665,714	1,291,455

Cash flows from investing activities:
Initial deposit in Trust Account	—	(121,180,000)
Additional investments in Trust Account	(972,121)	(2,321,545)

Net cash used in investing activities	(972,121)	(123,501,545)

Cash flows from financing activities:
Proceeds from public offering, net	—	122,065,706
Proceeds from note payable to shareholder	—	150,000
Repayment of note payable to shareholder	—	(150,000)
Issuance of shares to founders	—	1,000
Proceeds from revolving bank credit facility	500,000	500,000

Net cash provided by financing activities	500,000	122,566,706

Net increase in cash and cash equivalents	193,593	356,616
Cash and cash equivalents– beginning of period	163,023	0

Cash and cash equivalents - end of period	$356,616	$356,616

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$79,000	$506,000

SEE ACCOMPANYING NOTES.

TAC ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE A - ORGANIZATION AND BUSINESS OPERATIONS

TAC Acquisition Corp. (the “Company”) was incorporated in Delaware on March 3, 2005. The Company was formed to serve as a vehicle for the acquisition of an operating business in the technology-related sector through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has not provided any financial information for the period from March 3, 2005 (Date of Inception) through March 31, 2005 as the Company’s operations were insignificant during this period.

The financial statements, except for the December 31, 2005 balance sheet, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the Company as of March 31, 2006. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K with respect to such period that have been filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet amounts are derived from the Company’s audited financial statements.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective June 28, 2005. The Company consummated the IPO on July 1, 2005 and received net proceeds of approximately $110,800,000. In addition, on August 12, 2005 the underwriters for the IPO exercised their over-allotment option (the “Over-Allotment Option Exercise” and, together with the IPO, the “Offering”), generating net proceeds of approximately $11,260,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering of Units (as defined in Note C below), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the technology sector (“Business Combination”). Nonetheless, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of approximately $122,500,000 of the net proceeds is being held in a trust account (“Trust Account”) and is invested in money market funds composed of either primarily short-term securities issued or guaranteed by the U.S. government or primarily tax-exempt municipal bonds until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination, the Business Combination will not be consummated.

With respect to a Business Combination which is approved and consummated (that is, less than 20% of the outstanding stock, excluding, for this purpose, those shares of common stock issued prior to the Offering, vote against the Business Combination), any public stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by public stockholders at the consummation of the Offering. Accordingly, public stockholders holding less than 20% of the aggregate number of shares owned by all public stockholders may seek redemption of their shares even in the event a Business Combination is approved. As a result, a portion of the net proceeds from the Offering (19.99% of the amount initially deposited in the Trust Account) as well as 19.99% of the accreted value of the Trust Account have been classified as common stock subject to possible redemption in the accompanying March 31, 2006 balance sheet.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE C - INITIAL PUBLIC OFFERING

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

NOTE D - STOCKHOLDER NOTE PAYABLE

The Company issued a non-interest bearing $150,000 unsecured promissory note to an initial stockholder of the Company on March 14, 2005. In accordance with its terms, the note was repaid on July 1, 2005 from the proceeds of the Offering.

NOTE E - OTHER MATTERS

Certain officers and directors of the Company serve in similar or executive capacities for a publicly traded business development company or other entities that may invest in technology-related companies.

NOTE F - COMMON STOCK RESERVED FOR ISSUANCE

At March 31, 2006, 47,000,000 shares of stock were reserved for issuance upon exercise of redeemable warrants and the UPO.

NOTE G - COMMITMENT AND CONTINGENCIES

Charles Royce, one of the Company’s initial stockholders, agreed that upon completion of the Offering and within the first sixty trading days after the separate trading of the Warrants and shares of common stock comprising the Units has commenced, he or certain of his affiliates would commit to collectively purchase up to $2 million of Warrants in the public market at prices not to exceed $.70 per warrant. As of February 27, 2006, Mr. Royce had purchased approximately $2 million of Warrants pursuant to his agreement. Mr. Royce has further agreed that any Warrants purchased by him or his affiliates will not be sold or transferred until the earlier of the completion of a Business Combination and the distribution of the Trust Account to the public stockholders.

On November 8, 2005, we executed a promissory note establishing a $1 million revolving credit facility with Wachovia Bank, N.A. As of March 31, 2006, we had drawn down $500,000 of this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our combined consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The net proceeds from our initial public offering on July 1, 2005 was approximately $110,800,000, after deducting offering expenses of approximately $800,000 and underwriting discounts of $8,400,000, including $1,200,000 attributable to the lead underwriter’s non-accountable expense allowance of 1% of the gross proceeds of the initial public offering. Of this amount, $109,900,000 was placed in trust, with approximately $900,000 remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

The net proceeds from the exercise of the underwriters’ over-allotment option on August 12, 2005 was approximately $11,280,000, after deducting underwriting discounts of $720,000. All the net proceeds from the exercise of the over-allotment option have been placed in trust.

As of March 31, 2006, approximately $123,501,500 was held in trust and we had approximately $356,000 of our offering proceeds and bank borrowings not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

For the quarter ended March 31, 2006, our efforts were limited to activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues to date, other than interest income earned on the proceeds of our initial public offering. As of March 31, 2006, approximately $123,501,500 was held in trust and we had approximately $356,000 of our offering proceeds and bank borrowings not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

On November 8, 2005, we executed a promissory note establishing a $1 million revolving credit facility with Wachovia Bank, N.A. in order to ensure that we have sufficient funds to allow us to operate through January 1, 2007, assuming that a business combination is not consummated during that time. Amounts borrowed under the promissory note will bear interest based upon one month LIBOR, plus 1.50%. All amounts borrowed under the promissory note will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of (i) the date that funds are withdrawn from the trust account for any purpose and (ii) January 1, 2007. The promissory note also contains customary representations, warranties, covenants and events of default. As of March 31, 2006, we had drawn down $500,000 and as of May 15, 2006, we have fully drawn down the $1,000,000 facility.

Based upon our currently available funds, we believe that we have sufficient funds to allow us to operate through January 1, 2007, assuming that a business combination is not consummated during that time. We cannot ensure you that we will have sufficient funds available to continue to operate in the event we expend our currently available funds. Over this time period, we currently anticipate incurring expenses for the following purposes:

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

For the quarter ended March 31, 2006, we earned approximately $1,015,000 in interest income. As of March 31, 2006, approximately 60% of the funds held in the trust account were invested in the Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund that invests primarily in short-term securities issued or guaranteed by the United States, and approximately 40% of the funds held in the trust account were invested in the J.P. Morgan Tax Free Money Market Fund, a money market fund that invests primarily in tax-exempt municipal bonds.

For the quarter ended March 31, 2006, we paid or incurred an aggregate of approximately $656,000 in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	expenses in legal and accounting fees relating to our SEC reporting obligations and our investigation of prospective target businesses; and

•	miscellaneous expenses.

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

As of March 31, 2006, approximately $123,501,500 of the net proceeds of our initial public offering was held in trust for the purposes of consummating a business combination. As of March 31, 2006, the proceeds held in trust have been invested in a money market fund that invests primarily in short-term securities issued or guaranteed by the United States, and a money market fund that invests primarily in tax exempt municipal bonds. As of March 31, 2006, the effective annualized interest rate payable on our investment was approximately 3.53%. Assuming no other changes to our holdings as of March 31, 2006, a 1% decrease in the underlying interest rate payable on our investments as of March 31, 2006 would result in a decrease of approximately $304,500 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on March 3, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of March 31, 2006, we, including our Chief Executive Officer, who also serves as our Principal Account Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer of material information about us required to be included in periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting since January 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this quarterly report on Form 10-Q. If any of the following events occur, our business, financial conditions and results of operations may be materially adversely affected.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative impact on our ability to consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. For example, Jonathan Cohen, our chief executive officer, Saul Rosenthal, our president, and Steven Novak, one of our directors, each serve in similar capacities for Technology Investment Capital Corp., a publicly-traded business development company that invests primarily in the debt of technology-related companies, and T-Equity Capital Corp., a newly-formed business development company that intends to invest primarily in the equity and equity-related securities of technology-related companies. In addition, Messrs. Cohen and Rosenthal each serve in similar capacities for T2 Advisers, LLC, an investment adviser to a fund, T2 Income Fund Limited, established and operated in Guernsey for the purpose of investing primarily in the debt and equity of foreign companies operating in the technology-related sector. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors are currently, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors are currently, and may in the future become, affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. For example, as discussed above, Jonathan Cohen, our chief executive officer, Saul Rosenthal, our president, and Steven Novak, one of our directors, each serve in similar capacities for Technology Investment Capital Corp. and T-Equity Capital Corp. In addition, as discussed above, Messrs. Cohen and Rosenthal each serve in similar capacities for T2 Advisers, LLC. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

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

In light of Messrs. Cohen’s and Rosenthal’s involvement with Technology Investment Capital Corp., a publicly traded business development company principally investing in the debt of technology-related companies, T-Equity Capital Corp., a newly-formed business development company that intends to invest primarily in the equity and equity-related securities of technology-related companies, and T2 Income Fund Limited, a Guernsey-based fund principally investing primarily in the debt and/or equity of foreign technology-related companies, and our objective of effecting a business combination with one or more operating businesses in the technology-related sector, we may decide to acquire one or more of the portfolio companies in which Technology Investment Capital Corp. or T2 Income Fund Limited has an investment in connection with the business combination, subject to any limitations imposed on such a business combination by the Investment Company Act of 1940, as amended. Despite our agreement to obtain an opinion from an independent investment banking firm that a business combination with a portfolio company of Technology Investment Capital Corp. is fair to our stockholders from a financial point of view, potential conflicts of interest may still exist, and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as it would have been absent any conflicts of interest.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of our securities, each of which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration and regulation as an investment company;

•	adoption of a specific form of corporate structure; and

•	• reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2006.

On June 28, 2005, we commenced our initial public offering of units, each consisting of one share of our common stock, par value $.0001 per share, and two warrants, each exercisable for one share of our common stock, pursuant to a registration statement on Form S-1 (File No. 333-123382), which registration statement was declared effective on June 28, 2005. Wedbush Morgan Securities Inc. served as lead managing underwriter for our initial public offering, which closed on July 1, 2005. The net proceeds from our initial public offering were approximately $110,800,000, after deducting offering expenses of approximately $800,000 and underwriting discounts of $8,400,000, including $1,200,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds of the initial public offering. As of July 1, 2005, $109,900,000 of this amount had been placed in trust for purposes of consummating a business combination, with approximately $900,000 remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

On August 12, 2005, the underwriters for our initial public offering exercised their over-allotment option and purchased 2,000,000 additional units. The net proceeds from the exercise of the over-allotment option was approximately $11,280,000, after deducting underwriting discounts of $720,000. All the net proceeds from the exercise of the over-allotment option have been placed in trust.

As of March 31, 2006, we have paid or incurred an aggregate of approximately $1,730,000 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our bank borrowings, for the following purposes:

•	repayment of the note payable to our initial stockholder, Mr. Royce, which loan was repaid in full, without interest, and cancelled;

•	premiums associated with our directors and officers liability insurance;

•	for payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and our investigation of prospective target businesses; and

•	for miscellaneous expenses.

As of March 31, 2006, approximately $123,501,500 was held in trust and we had approximately $356,000 of our offering proceeds not held in trust and our bank borrowings remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended March 31, 2006.

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

Date: May 19, 2006	TAC ACQUISITION CORP.

	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Accounting Officer)