Form 10-Q
period 2006-06-30
TAC Acquisition Corp.
filed 2006-08-21
CIK 1320716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2006.

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

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of August 18, 2006 was 27,000,000.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	3
	Statement of Operations (Unaudited) for the three months and six months ended June 30, 2006 and 2005 and for the period from March 3, 2005 (date of inception) through June 30, 2006	4
	Statement of the Stockholders Equity (Unaudited) for the six months ended June 30, 2006	5
	Statement of Cash Flows (Unaudited) for the six months ended June 30, 2006 and for the period from March 3, 2005 (date of inception) through June 30, 2005 and for the period from March 3, 2005 (date of inception) through June 30, 2006	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

SIGNATURES		14

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TAC ACQUISITION CORP.

(a development stage company)

BALANCE SHEETS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$497,236	$163,023
Cash held in trust account	124,636,226	122,529,424
Interest receivable	399,633	323,687
Prepaid insurance	0	53,644
Deferred income taxes	210,000	210,000

Total assets	$125,743,095	$123,279,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan payable	1,500,000	0
Accrued expenses	426,587	226,786
Income tax payable	409,430	241,000

Total current liabilities	2,336,018	467,786

Common Stock, subject to redemption – 4,397,800 shares plus interest of $282,071 and $205,282, respectively (net of taxes)	24,710,998	24,428,927

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	0	0
Common stock - $.0001 par value; 400,000,000 shares authorized; 27,000,000 issued and outstanding which includes 4,397,800 shares subject to possible redemption)	2,700	2,700
Additional paid-in capital	97,840,361	97,840,361
Earnings accumulated during the development stage	853,019	540,004

Total stockholders’ equity	98,696,080	98,383,065

Total liabilities and stockholders’ equity	$125,743,095	$123,279,778

SEE ACCOMPANYING NOTES.

TAC ACQUISITION CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND

SIX MONTHS ENDED JUNE 30, 2006 AND

FROM MARCH 3, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2006

(UNAUDITED)

	April 1, 2006 Through June 30, 2006	April 1, 2005 Through June 30, 2005	January 1, 2006 Through June 30, 2006	March 3, 2005 (Date of Inception) Through June 30, 2006
Operating costs	$(805,185)	$(1,000)	$(1,269,289)	$(1,746,504)

Loss from operations for the period	(805,185)	(1,000)	(1,269,289)	(1,746,504)
Other income – interest	1,170,320	0	2,184,804	3,865,306

Income before provision for income taxes	365,135	(1,000)	915,515	2,118,802
Provision for income taxes	(127,797)	0	(320,430)	(740,633)

Net income	$237,338	$(1,000)	$595,085	$1,378,169

Weighted average number of shares outstanding- basic	27,000,000	5,000,000	27,000,000	27,000,000

Net income per share – basic	$.01	$.0	$.02

Weighted average number of shares outstanding – diluted	30,107,807	0	30,107,807

Net income per share – diluted	$.01	$.0	$.02

Pro forma adjustment:
Interest income attributable to common stock subject to redemption (net of taxes of $83,692, $0, $154,670 and $201,628)	(150,255)	0	(282,071)	(337,098)

Pro forma net income attributable to common stockholders not subject to redemption	$87,083	$0	$313,014	1,041,071

Pro forma weighted number of shares outstanding, excluding shares subject to redemption - basic	22,602,200	0	22,602,200

Pro forma net income per share, excluding shares subject to redemption - basic	$.01	$0	$.01

Pro forma weighted average number of shares outstanding, excluding shares subject to redemption – diluted	25,710,007		25,710,007
Pro forma net income per share, excluding shares subject to redemption - diluted	$.01	$0	$.01

SEE ACCOMPANYING NOTES.

TAC ACQUISITION CORP.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Total
	Shares	Amount
Balance – January 1, 2006	27,000,000	$2,700	97,840,361	$540,004	$98,383,065
Accretion of trust fund relating to common stock subject to redemption, net of tax				(282,071)	(282,071)
Net income				595,086	595,086

Balance – June 30, 2006	27,000,000	$2,700	97,840,361	$853,019	$98,696,080

SEE ACCOMPANYING NOTES.

TAC ACQUISITION CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND

FROM MARCH 3, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2005 AND

FROM MARCH 3, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2006

(UNAUDITED)

	January 1, 2006 Through June 30, 2006	March 3, 2005 (Date of Inception) Through June 30, 2005	March 3, 2005 (Date of Inception) Through June 30, 2006
Cash flows from operating activities
Net income (loss)	595,086	(1,000)	$1,378,169
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	—	—	(210,000)
Changes in:
Interest receivable	(75,945)	—	(399,632)
Prepaid insurance	53,644	—	0
Income taxes payable	168,430	1,000	371,633
Accrued expenses	199,800	—	426,586

Net cash provided by operating activities	941,015	0	1,566,756

Cash flows from investing activities:		—
Initial deposit in Trust Account	—	—	(121,180,000)
Cash held in Trust Account	(2,106,802)	—	(3,456,226)

Net cash used in investing activities	(2,106,802)	—	(124,636,226)

Cash flows from financing activities:	—	—
Proceeds from public offering, net	—	—	122,065,706
Proceeds from note payable to shareholder	—	150,000	150,000
Repayment of note payable to shareholder	—	—	(150,000)
Issuance of shares to founders	—	1,000	1,000
Proceeds from revolving bank credit facility	1,500,000	—	1,500,000

Net cash provided by financing activities	1,500,000	151,000	123,566,706

Net increase in cash and cash equivalents	334,213	151,000	497,236
Cash and cash equivalents- beginning of period	163,023	0	0

Cash and cash equivalents- end of period	497,236	151,000	497,236

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	152,000	—	$579,000

SEE ACCOMPANYING NOTES.

TAC ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

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

The financial statements, except for the December 31, 2005 balance sheet, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the Company as of June 30, 2006. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K with respect to such period that have been filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet amounts are derived from the Company’s audited financial statements.

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

With respect to a Business Combination which is approved and consummated (that is, less than 20% of the outstanding stock, excluding, for this purpose, those shares of common stock issued prior to the Offering, vote against the Business Combination), any public stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by public stockholders at the consummation of the Offering. Accordingly, public stockholders holding less than 20% of the aggregate number of shares owned by all public stockholders may seek redemption of their shares even in the event a Business Combination is approved. As a result, a portion of the net proceeds from the Offering (19.99% of the amount initially deposited in the Trust Account) as well as 19.99% of the accreted value of the Trust Account have been classified as common stock subject to possible redemption in the accompanying June 30, 2006 balance sheet.

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

NOTE C – INITIAL PUBLIC OFFERING

On July 1, 2005, the Company sold 20,000,000 units (“Units”) in the IPO for $6.00 per Unit. Each Unit consisted of one share of the Company’s common stock, $.0001 par value per share, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) June 28, 2006 or (b) the completion of a Business Combination with a target business, and expiring June 28, 2010. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 1,000,000 units (the underwriters’ unit purchase option or “UPO”) at an exercise price of $7.50 per unit, which otherwise have terms comparable to the Units. The warrants underlying the UPO are exercisable at $6.65 per share. All of the initial stockholders were granted certain registration rights.

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

NOTE F – COMMON STOCK RESERVED FOR ISSUANCE

At June 30, 2006, 47,000,000 shares of stock were reserved for issuance upon exercise of redeemable warrants and the UPO.

NOTE G – COMMITMENT AND CONTINGENCIES

Charles Royce, one of the Company’s initial stockholders, has agreed that upon completion of the Offering and within the first sixty trading days after the separate trading of the Warrants and shares of common stock comprising the Units has commenced, he or certain of his affiliates will commit to collectively purchase up to $2 million of Warrants in the public market at prices not to exceed $.70 per warrant. As of February 27, 2006, Mr. Royce had purchased approximately $2 million of Warrants pursuant to his agreement. Mr. Royce has further agreed that any Warrants purchased by him or his affiliates will not be sold or transferred until the earlier of the completion of a Business Combination and the distribution of the Trust Account to the public stockholders.

NOTE H – DEFINITIVE MERGER AGREEMENT

On June 9, 2006, the Company entered into a definitive merger agreement with AVIEL Systems, Inc., a Virginia corporation, or AVIEL, and R. John Chapel, the sole stockholder of AVIEL, pursuant to which AVIEL has agreed to merge with and into the Company with the Company remaining as the surviving corporation. Assuming completion of the merger, the Company will change its name to AVIEL Systems, Inc. Pursuant to the terms of the merger agreement, the merger transaction will close on the later of (i) August 21, 2006, or (ii) two business days following the satisfaction of the closing conditions as set forth in the merger agreement.

The total merger consideration to be paid is approximately $100.0 million consisting of cash, stock and the repayment of certain debt obligations. The merger agreement provides that at the closing of the merger, Mr. Chapel will receive $24.0 million in our common stock calculated in accordance with the terms of the merger agreement and $33.6 million in cash. Mr. Chapel will be required to place $9.0 million of our common stock received as merger consideration into escrow until eighteen months following closing. Consummation of the merger is subject to customary regulatory approvals, the approval of the Company’s shareholders and certain other conditions, including that in the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of the Company’s common stock issued prior to the Company’s initial public offering on July 1, 2005) vote against the Company’s proposed merger with AVIEL and exercise their conversion rights, the proposed merger will not be consummated. In light of such conditions, and the fact that the Company must complete a business combination by no later than January 1, 2007, there can be no assurance that the Company will be able to complete the proposed business combination with AVIEL.

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

Overview

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

As of June 30, 2006, approximately $124,600,000 was held in trust and we had approximately $497,000 of our offering proceeds and bank borrowings not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

For the quarter ended June 30, 2006, our efforts were limited to activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues to date, other than interest income earned on the proceeds of our initial public offering. As of June 30, 2006, approximately $124,600,000 was held in trust and we had approximately $497,000 of our offering proceeds and bank borrowings not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

On November 8, 2005, we executed a promissory note establishing a $1 million revolving credit facility with Wachovia Bank, N.A., or Wachovia, in order to ensure that we have sufficient funds to allow us to operate through January 1, 2007, assuming that a business combination is not consummated during that time. As of May 15, 2006, we have fully drawn down the $1 million facility. On June 23, 2006, we executed an amended and restated promissory note with Wachovia Bank, N.A., which served to increase the amount available under our revolving credit facility to $2 million. As of June 30, 2006, we had drawn down approximately $1.5 million under our current revolving credit facility.

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

Based upon our currently available funds, we believe that we have sufficient funds to allow us to operate through January 1, 2007, assuming that a business combination is not consummated during that time. We cannot ensure you that we will have sufficient funds available to continue to operate in the event we expend our currently available funds. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	payment of premium associated with our director’s and officer’s insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, and soliciting shareholder approval of that business combination; and

•	other miscellaneous expenses.

For the quarter ended June 30, 2006, we earned approximately $1,170,000 in interest income. As of June 30, 2006, approximately 61% of the funds held in the trust account were invested in the Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund that invests primarily in short-term securities issued or guaranteed by the United States, and approximately 39% of the funds held in the trust account were invested in the J.P. Morgan Tax Free Money Market Fund, a money market fund that invests primarily in tax-exempt municipal bonds.

For the quarter ended June 30, 2006, we paid or incurred an aggregate of approximately $805,185 in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

legal and accounting fees associated with the negotiation and execution of the merger agreement with AVIEL Systems, Inc.;

payment to Capitalink L.C. for preparing a fairness opinion;

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

Entry into Definitive Merger Agreement

On June 9, 2006, we entered into a definitive merger agreement with AVIEL Systems, Inc., a Virginia corporation, or AVIEL, and R. John Chapel, the sole stockholder of AVIEL, pursuant to which AVIEL has agreed to merge with and into us with us remaining as the surviving corporation. Assuming completion of the merger, we will change our name to AVIEL Systems, Inc. Pursuant to the terms of the merger agreement, the merger transaction will close on the later of (i) August 21, 2006, or (ii) two business days following the satisfaction of the closing conditions as set forth in the merger agreement.

The total merger consideration to be paid is approximately $100.0 million consisting of cash, stock and the repayment of certain debt obligations. The merger agreement provides that at the closing of the merger, Mr. Chapel will receive $24.0 million in our common stock calculated in accordance with the terms of the merger agreement and $33.6 million in cash. Mr. Chapel will be required to place $9.0 million of our common stock received as merger consideration into escrow until eighteen months following closing. Technology Investment Capital Corp., or TICC, the holder of a warrant to purchase shares of AVIEL common stock, will have the right to acquire and receive, upon exercise of the its warrant, $1.0 million of our common stock, calculated in accordance with the merger agreement, and $1.4 million in cash pursuant to the terms of the existing warrant agreement relating to TICC’s warrant. TICC also holds approximately $14.5 million in outstanding debt securities issued by AVIEL that will be repaid upon closing of the merger. There are no other securityholders of AVIEL.

Consummation of the merger is subject to customary regulatory approvals, the approval of our shareholders and certain other conditions, including that in the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of our common stock issued prior to our initial public offering on July 1, 2005) vote against our proposed merger with AVIEL and exercise their conversion rights, the proposed merger will not be consummated. In light of such conditions, and the fact that we must complete a business combination by no later than January 1, 2007, we cannot assure you that we will be able to complete the proposed business combination with AVIEL.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K (File No. 000-51340) filed on June 12, 2006, and our preliminary proxy statement on Schedule 14A (File No. 000-51340) filed with the Securities and Exchange Commission on August 1, 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of and execution of a merger agreement with a target business; we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of June 30, 2006, approximately $124,600,000 of the net proceeds of our initial public offering was held in trust for the purposes of consummating a business combination. As of June 30, 2006, the proceeds held in trust have been invested in a money market fund that invests primarily in short-term securities issued or guaranteed by the United States, and a money market fund that invests primarily in tax exempt municipal bonds. As of June 30, 2006, the effective annualized interest rate payable on our investment was approximately 4%. Assuming no other changes to our holdings as of June 30, 2006, a 1% decrease in the underlying interest rate payable on our investments as of June 30, 2006 would result in a decrease of approximately $312,000 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on March 3, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of June 30, 2006, we, including our Chief Executive Officer, who also serves as our Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer of material information about us required to be included in periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting since April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K (000-51340) filed on March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2006.

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

As of June 30, 2006, we have paid or incurred an aggregate of approximately $2,535,000 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our bank borrowings, for the following purposes:

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

legal and accounting fees associated with the negotiation and execution of the merger agreement with AVIEL Systems, Inc.;

payment to Capitalink L.C. for preparing a fairness opinion;

•	legal and accounting fees relating to our SEC reporting obligations and our investigation of prospective target businesses; and

•	for miscellaneous expenses.

As of June 30, 2006, approximately $124,600,000 was held in trust and we had approximately $497,000 of our offering proceeds not held in trust and our bank borrowings remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended June 30, 2006.

Item 5. Other Information.

On August 18, 2006, the Company entered into a First Supplemental Warrant Agreement with The Bank of New York. The First Supplemental Warrant Agreement amends and supplements the Company’s existing Warrant Agreement with The Bank of New York for the purpose of clarifying that in no event will any holder of the Company’s outstanding warrants be entitled to receive a net cash settlement upon exercise of such warrants.

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation *

3.2	By-laws **

4.1	Specimen Unit Certificate ***

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.4) *

4.4	Form of Warrant Agreement entered into by and between The Bank of New York and the Registrant *

4.5	Form of Purchase Option issued to Wedbush Morgan Securities Inc. *

4.6	First Supplemental Warrant Agreement

10.1	Form of Letter Agreement entered into by and between the Registrant and each of the Initial Stockholders ****

10.2	Form of Letter Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the Initial Stockholders ***

10.3	Form of Lock-up Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the Initial Stockholders ***

10.4	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant *

10.5	Form of Trust Agreement entered into by and between The Bank of New York and the Registrant *

10.6	Form of Registration Rights Agreement entered into by and among the Registrant and each of the Initial Stockholders *

10.7	Form of Warrant Purchase Commitment Agreement entered into by and between the Registrant and Charles Royce ***

10.8	Agreement and Plan of Merger dated June 9, 2006 entered into by and between the Registrant and AVIEL Systems, Inc. *****

10.9	Amended, Restated and Substituted Promissory Note delivered by the Registrant to Wachovia Bank, National Association ******

31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter *

*	Previously filed in connection with amendment no. 3 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-12382) filed on June 2, 2005.
**	Previously filed in connection with TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on March 17, 2005.
***	Previously filed in connection with amendment no. 1 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on April 28, 2005.
****	Previously filed in connection with amendment no. 2 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on May 17, 2005.
*****	Previously filed in connection with TAC Acquisition Corp.’s Current Report on Form 8-K (File No. 000-51340) filed on June 12, 2006.
******	Previously filed in connection with TAC Acquisition Corp.’s Current Report on Form 8-K (File No. 000-51340) filed on July 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2006	TAC ACQUISITION CORP.

	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Accounting Officer)