Form 10-Q
period 2006-09-30
TAC Acquisition Corp.
filed 2006-11-14
CIK 1320716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2006.

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

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of November 13, 2006 was 27,000,000.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	3
	Statements of Operations (Unaudited) for the three months ended September 30, 2006 and 2005 and nine months ended September 30, 2006 and for the period from March 3, 2005 (date of inception) through September 30, 2006	4
	Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2006	5
	Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and for the period from March 3, 2005 (date of inception) through September 30, 2005 and for the period from March 3, 2005 (date of inception) through September 30, 2006	6
	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

SIGNATURES		16

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TAC ACQUISITION CORP.

(a development stage company)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,561	$163,023
Investments held in trust account	125,891,091	122,529,424
Interest receivable	415,884	323,687
Prepaid insurance	27,103	53,644
Deferred income taxes	210,000	210,000

Total current assets	126,602,639	123,279,778

Other assets
Deferred acquisition costs	295,738	0

Total other assets	295,738	0

Total assets	$126,898,377	$123,279,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loan payable	$1,250,000	$0
Accrued expenses	654,656	226,786
Income tax payable	777,885	241,000

Total current liabilities	2,682,541	467,786

Common stock, subject to redemption – 4,397,800 shares plus interest of $444,556 and $205,282, respectively (net of taxes)	24,873,483	24,428,927

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	0	0
Common stock - $.0001 par value; 400,000,000 shares authorized; 27,000,000 issued and outstanding (which includes 4,397,800 shares subject to possible redemption)	2,700	2,700
Additional paid-in capital	97,840,361	97,840,361
Earnings accumulated during the development stage	1,499,292	540,004

Total stockholders’ equity	99,342,353	98,383,065

Total liabilities and stockholders’ equity	$126,898,377	$123,279,778

SEE ACCOMPANYING NOTES.

TAC ACQUISITION CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND

FROM MARCH 3, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

(UNAUDITED)

	July 1, 2006 Through September 30, 2006	July 1, 2005 Through September 30, 2005	January 1, 2006 Through September 30, 2006	March 3, 2005 (Date of Inception) Through September 30, 2006
Operating costs	$(29,338)	$(121,006)	$(1,298,527)		$(1,775,742)

Loss from operations for the period	(29,338)	(121,006)	(1,298,527)		(1,775,742)
Other income – interest	1,273,582	776,405	3,458,287		5,138,788

Income before provision for income taxes	1,244,244	655,399	2,159,760		3,362,046
Provision for income taxes	(435,486)	(283,000)	(755,916)		(1,213,916)

Net income	$808,758	$372,399	$1,403,844		$2,149,130

Weighted average number of shares outstanding- basic	27,000,000	26,086,957	27,000,000

Net income per share – basic	$.03	$.01	$.05	$

Weighted average number of shares outstanding – diluted	31,216,998	29,138,502	30,894,530

Net income per share – diluted	$.03	$.01	$.05	$

Pro forma adjustment:
Interest income attributable to common stock subject to redemption (net of taxes of $92,104, $72,153 and $246,774)	(162,485)	(83,050)	(444,556)

Pro forma net income attributable to common stockholders not subject to redemption	$646,273	$289,349	$959,288	$

Pro forma weighted number of shares outstanding, excluding shares subject to redemption - basic	22,602,200	21,871,674	22,602,200

Pro forma net income per share, excluding shares subject to redemption - basic	$.03	$.01	$.04	$

Pro forma weighted average number of shares outstanding, excluding shares subject to redemption – diluted	25,976,220	24,313,215	25,718,213

Pro forma net income per share, excluding shares subject to redemption - diluted	$.02	$.01	$.04	$

SEE ACCOMPANYING NOTES.

TAC ACQUISITION CORP.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Total
	Shares	Amount
Balance – January 1, 2006	27,000,000	$2,700	$97,840,361	$540,004	$98,383,065
Accretion of trust fund relating to common stock subject to redemption, net of tax	—	—	—	(444,556)	(444,556)
Net income	—	—	—	1,403,844	1,403,844

Balance – September 30, 2006	27,000,000	$2,700	$97,840,361	$1,499,292	$99,342,353

SEE ACCOMPANYING NOTES.

TAC ACQUISITION CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND

FROM MARCH 3, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005 AND

FROM MARCH 3, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

(UNAUDITED)

	January 1, 2006 Through September 30, 2006	March 3, 2005 (Date of Inception) Through September 30, 2005	March 3, 2005 (Date of Inception) Through September 30, 2006
Cash flows from operating activities
Net income	$1,403,844	$360,054	$2,149,130
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	—	—	(210,000)
Changes in:
Interest receivable	(92,197)	(259,168)	(415,884)
Prepaid insurance	26,541	(82,500)	(27,103)
Income taxes payable	536,885	—	777,885
Accrued expenses	427,870	122,080	654,656
Deferred acquisition costs	(295,738)	—	(295,738)

Net cash provided by operating activities	2,007,205	140,466	2,632,946

Cash flows from investing activities:
Initial investment in Trust Account	—	(121,180,000)	(121,180,000)
Additional investments in Trust Account	(3,361,667)	(512,634)	(4,711,091)

Net cash used in investing activities	(3,361,667)	(121,692,634)	(125,891,091)

Cash flows from financing activities:
Proceeds from public offering, net	—	122,098,959	122,065,706
Proceeds from note payable to shareholder	—	150,000	150,000
Repayment of note payable to shareholder	—	(150,000)	(150,000)
Issuance of shares to founders	—	1,000	1,000
Proceeds from revolving bank credit facility	1,250,000	—	1,250,000

Net cash provided by financing activities	1,250,000	122,099,959	123,316,706

Net increase (decrease) in cash and cash equivalents	(104,462)	547,791	58,561
Cash and cash equivalents- beginning of period	163,023	—	—

Cash and cash equivalents- end of period	$58,561	$547,791	$58,561

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$196,718	$—	$623,718

SEE ACCOMPANYING NOTES.

TAC ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE A – ORGANIZATION AND BUSINESS OPERATIONS

TAC Acquisition Corp. (the “Company”) was incorporated in Delaware on March 3, 2005. The Company was formed to serve as a vehicle for the acquisition of an operating business in the technology-related sector through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has not provided any financial information for the period from March 3, 2005 (date of inception) through June 30, 2005 as the Company’s operations were insignificant during this period.”

The financial statements, except for the December 31, 2005 balance sheet, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the Company as of and for the period ended September 30, 2006 and 2005. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K with respect to such period that have been filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet amounts are derived from the Company’s audited financial statements.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective June 28, 2005. The Company consummated the IPO on July 1, 2005 and received net proceeds of approximately $110,800,000. In addition, on August 12, 2005 the underwriters for the IPO exercised their over-allotment option (the “Over-Allotment Option Exercise” and, together with the IPO, the “Offering”), generating net proceeds of approximately $11,260,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering of Units (as defined in Note C below), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the technology sector (“Business Combination”). Nonetheless, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of approximately $125,900,000 of the net proceeds is being held in a trust account (“Trust Account”) and is invested in money market funds composed of either primarily short-term securities issued or guaranteed by the U.S. government or primarily tax-exempt municipal bonds until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination, the Business Combination will not be consummated.

With respect to a Business Combination which is approved and consummated (that is, less than 20% of the outstanding stock, excluding, for this purpose, those shares of common stock issued prior to the Offering, vote against the Business Combination), any public stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by public stockholders at the consummation of the Offering. Accordingly, public stockholders holding less than 20% of the aggregate number of shares owned by all public stockholders may seek redemption of their shares even in the event a Business Combination is approved. As a result, a portion of the net proceeds from the Offering (19.99% of the amount initially deposited in the Trust Account) as well as 19.99% of the accreted value of the Trust Account have been classified as common stock subject to possible redemption in the accompanying September 30, 2006 balance sheet.

In the event that the Company does not consummate a Business Combination within 12 months from the date of the consummation of the Offering, or 18 months from the consummation of the Offering if certain extension criteria have been satisfied (January 1, 2007), the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings acquired prior to the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering, assuming no value is attributed to the Warrants contained in the Units in the Offering (see Note C).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2] Deferred Acquisition Costs:

Deferred acquisition costs consist primarily of professional fees incurred in connection with the Company’s proposed business combination (see note H). These amounts will either be capitalized to purchase price if the business combination is consummated or expensed if the business combination is not completed.

[3] Earnings per common share:

Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method.

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

NOTE C – INITIAL PUBLIC OFFERING

On July 1, 2005, the Company sold 20,000,000 units (“Units”) in the IPO for $6.00 per Unit. Each Unit consisted of one share of the Company’s common stock, $.0001 par value per share, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) June 28, 2006 or (b) the completion of a Business Combination with a target business, and expiring June 28, 2010. However, no Warrant will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the warrants is current and the common stock has been registered under the Securities Act of 1933 or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. If, at the time of exercise, a registration statement is not effective for the common stock issuable upon exercise of the Warrants, the Warrants could expire worthless. In no event will any holder be entitled to receive a net cash settlement upon exercise of any warrants. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

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

Wedbush Morgan Securities Inc. has agreed to supplement the UPO for the purpose of clarifying that in no event will the holder of such option be entitled to receive a net cash settlement upon the exercise of the option or the exercise of the warrants thereunder.

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

NOTE F – COMMON STOCK RESERVED FOR ISSUANCE

At September 30, 2006, 47,000,000 shares of stock were reserved for issuance upon exercise of redeemable warrants and the UPO.

NOTE G – COMMITMENT AND CONTINGENCIES

Charles Royce, one of the Company’s initial stockholders, agreed that upon completion of the Offering and within the first sixty trading days after the separate trading of the Warrants and shares of common stock comprising the Units has commenced, he or certain of his affiliates would collectively purchase up to $2 million of Warrants in the public market at prices not to exceed $.70 per warrant. As of September 30, 2006, Mr. Royce had purchased approximately $2 million of Warrants pursuant to his agreement. Mr. Royce has further agreed that any Warrants purchased by him or his affiliates will not be sold or transferred until the earlier of the completion of a Business Combination and the distribution of the Trust Account to the public stockholders.

NOTE H – DEFINITIVE MERGER AGREEMENT

On June 9, 2006, the Company entered into a definitive merger agreement with AVIEL Systems, Inc., a Virginia corporation, or AVIEL, and R. John Chapel, the sole stockholder of AVIEL, pursuant to which AVIEL has agreed to merge with and into the Company with the Company remaining as the surviving corporation. Assuming completion of the merger, the Company will change its name to AVIEL Systems, Inc. Pursuant to the terms of the merger agreement, the merger transaction will close on the later of (i) August 21, 2006, or (ii) two business days following the satisfaction of certain closing conditions as set forth in the merger agreement, including the approval of the merger by a vote of the Company’s stockholders.

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

On October 6, 2006, the Company filed amended proxy materials concerning the proposed merger with the SEC. The Company plans to set the date for the special meeting at which holders of the Company’s common stock as of the close of business on December 1, 2006 may vote on the merger and to mail definitive proxy materials concerning the merger, upon gaining clearance from the SEC.

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

As of September 30, 2006, approximately $125,891,000 was held in trust and we had approximately $59,000 of unrestricted cash remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

For the quarter ended September 30, 2006, our efforts were limited to activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues to date, other than interest income earned on the proceeds of our initial public offering. As of September 30, 2006, approximately $125,891,000 was held in trust and we had approximately $59,000 of unrestricted cash remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

On November 8, 2005, we executed a promissory note establishing a $1 million revolving credit facility with Wachovia Bank, N.A., or Wachovia, in order to ensure that we have sufficient funds to allow us to operate through January 1, 2007, assuming that a business combination is not consummated during that time. On June 23, 2006, we executed an amended and restated promissory note with Wachovia Bank, N.A., which served to increase the amount available under our revolving credit facility to $2 million. As of September 30, 2006, we had approximately $1.25 million of borrowings outstanding under our current revolving credit facility.

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

For the quarter ended September 30, 2006, we earned approximately $1,274,000 in interest income. As of September 30, 2006, approximately 61% of the funds held in the trust account were invested in the Goldman Sachs Financial Square Treasury Instruments Fund, a money market fund that invests primarily in short-term securities issued or guaranteed by the United States, and approximately 39% of the funds held in the trust account were invested in the J.P. Morgan Tax Free Money Market Fund, a money market fund that invests primarily in tax-exempt municipal bonds.

For the quarter ended September 30, 2006, we paid or incurred an aggregate of approximately $325,000 for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	payment of state taxes;

•	expenses in legal and accounting fees relating to our SEC reporting obligations and the filing of our proxy materials; and

•	miscellaneous expenses.

On August 18, 2006, the Company entered into a First Supplemental Warrant Agreement with The Bank of New York. The First Supplemental Warrant Agreement supplements the Company’s existing Warrant Agreement with The Bank of New York for the purpose of clarifying that in no event will any holder of the Company’s outstanding warrants be entitled to receive a net cash settlement upon exercise of such warrants. If, at the time of exercise, a registration statement is not effective for the common stock issuable upon exercise of such warrants, the warrants could expire worthless.

We have also sold to Wedbush Morgan Securities Inc., for $100, an option to purchase up to a total of 1,000,000 units, consisting of one share of common stock and two warrants, at $7.50 per unit, from the consummation of the business combination until up to five years after July 1, 2005, the date we completed our initial public offering. The warrants underlying such units will have terms that are identical to those issued in our initial public offering, with the exception of the exercise price, which will be set at $6.65 per warrant. The purchase option may be transferred, in whole or in part, to any subsidiary or affiliate of Wedbush Morgan Securities Inc. upon notice to the Company, or to any third party transferee, subject to the Company’s consent. The purchase option also contains a cashless exercise feature that allows the holder of the purchase option to receive units on a net exercise basis. In addition, the purchase option provides for registration rights that will permit the holder of the purchase option to demand that a registration statement be filed with respect to all or any part of the securities underlying the purchase option within five years of July 1, 2005, the date we completed our initial public offering. Further, the holder of the purchase option is entitled to piggy-back registration rights in the event we undertake a subsequent registered offering within seven years of June 28, 2005, the date of the prospectus relating to our initial public offering. In addition, Wedbush Morgan Securities Inc. has agreed to supplement the UPO for the purpose of clarifying that in no event will the holder of such option be entitled to receive a net cash settlement upon the exercise of the option or the exercise of the warrants thereunder.

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

Consummation of the merger is subject to customary regulatory approvals, the approval of our shareholders and certain other conditions, including that in the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of our common stock issued prior to our initial public offering on July 1, 2005) vote against our proposed merger with AVIEL and exercise their conversion rights, the proposed merger will not be consummated. On October 6, 2006, the Company filed amended proxy materials concerning the proposed merger with the SEC. The Company plans to set the date for the special meeting at which holders of the Company’s common stock as of the close of business on December 1, 2006 may vote on the merger and to mail definitive proxy materials concerning the merger, upon gaining clearance from the SEC. In light of such conditions, and the fact that we must complete a business combination by no later than January 1, 2007, we cannot assure you that we will be able to complete the proposed business combination with AVIEL.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K (File No. 000-51340) filed on June 12, 2006, and our amended preliminary proxy statement on Schedule 14A (File No. 000-51340) filed with the Securities and Exchange Commission on October 6, 2006.

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

As of September 30, 2006, approximately $125,891,000 of the net proceeds of our initial public offering was held in trust for the purposes of consummating a business combination. As of September 30, 2006, the proceeds held in trust have been invested in a money market fund that invests primarily in short-term securities issued or guaranteed by the United States, and a money market fund that invests primarily in tax exempt municipal bonds. As of September 30, 2006, the effective annualized interest rate payable on our investment was approximately 4%. Assuming no other changes to our holdings as of September, 2006, a 1% decrease in the underlying interest rate payable on our investments as of September 30, 2006 would result in a decrease of approximately $1,259,000 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on March 3, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of September 30, 2006, we, including our Chief Executive Officer, who also serves as our Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer of material information about us required to be included in periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting since July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in Amendment 1 to our Preliminary Proxy Materials (000-51340) filed on October 6, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2006.

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

As of September 30, 2006, we have paid or incurred an aggregate of approximately $3,504,000 in expenditures, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our bank borrowings, for the following purposes:

•	repayment of the note payable to our initial stockholder, Mr. Royce, which loan was repaid in full, without interest, and cancelled;

•	premiums associated with our directors and officers liability insurance;

•	for payment of federal and state taxes;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees associated with the negotiation and execution of the merger agreement with AVIEL Systems, Inc.;

•	payment to Capitalink L.C. for preparing a fairness opinion;

•	legal and accounting fees relating to our SEC reporting obligations and our investigation of prospective target businesses; and

•	for miscellaneous expenses.

As of September 30, 2006, approximately $125,891,000 was held in trust and we had approximately $59,000 of unrestricted cash remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended September 30, 2006.

Item 5. Other Information.

Wedbush Morgan Securities Inc. has agreed to supplement its option to purchase up to a total of 1,000,000 units, consisting of one share of common stock and two warrants, at $7.50 per unit, for the purpose of clarifying that in no event will the holder of such option be entitled to receive a net cash settlement upon the exercise of the option or the exercise of the warrants thereunder.

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation *

3.2	By-laws **

4.1	Specimen Unit Certificate ***

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.4) *

4.4	Form of Warrant Agreement entered into by and between The Bank of New York and the Registrant *

4.5	Form of Purchase Option issued to Wedbush Morgan Securities Inc. *

4.6	First Supplemental Warrant Agreement *******

4.7	Form of Purchase Option Clarification Agreement by and between the Registrant and Wedbush Morgan Securities Inc.

10.1	Form of Letter Agreement entered into by and between the Registrant and each of the Initial Stockholders ****

10.2	Form of Letter Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the Initial Stockholders ***

10.3	Form of Lock-up Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the Initial Stockholders ***

10.4	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant *

10.5	Form of Trust Agreement entered into by and between The Bank of New York and the Registrant *

10.6	Form of Registration Rights Agreement entered into by and among the Registrant and each of the Initial Stockholders *

10.7	Form of Warrant Purchase Commitment Agreement entered into by and between the Registrant and Charles Royce ***

10.8	Agreement and Plan of Merger dated June 9, 2006 entered into by and between the Registrant and AVIEL Systems, Inc. *****

10.9	Amended, Restated and Substituted Promissory Note delivered by the Registrant to Wachovia Bank, National Association ******

31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter *

*	Previously filed in connection with amendment no. 3 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-12382) filed on June 2, 2005.
**	Previously filed in connection with TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on March 17, 2005.
***	Previously filed in connection with amendment no. 1 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on April 28, 2005.
****	Previously filed in connection with amendment no. 2 to TAC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-123382) filed on May 17, 2005.
*****	Previously filed in connection with TAC Acquisition Corp.’s Current Report on Form 8-K (File No. 000-51340) filed on June 12, 2006.
******	Previously filed in connection with TAC Acquisition Corp.’s Current Report on Form 8-K (File No. 000-51340) filed on July 28, 2006.
*******	Previously filed in connection with TAC Acquisition Corp.’s Quarterly Report on Form 10-Q (File No. 000-51340) filed on August 21, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006	TAC ACQUISITION CORP.

	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Accounting Officer)